Form 10QSB
period 2007-03-31
Action Industries, Inc.
filed 2007-05-15
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-118199

ACTION INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	11-3699388
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

8744 Riverside House Path

Brewerton, NY  13029

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (315) 703-9012
Issuer's facsimile number: (315) 451-3964

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Richard W. Jones
Jones, Haley & Mottern, P.C.
115 Perimeter Center Place, Suite 170
Atlanta, Georgia  30346
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2007: 11,300,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

ACTION INDUSTRIES, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………….3

Balance Sheet – March 31, 2007 (unaudited)………………… ……………………………………………….3

Statements of Operations for the three months ended March 31, 2007 and the cumulative period from December 4, 1995 (inception) to March 31, 2007 (unaudited)………… …4

Statements of Cash Flows for the three months ended March 31, 2007 and the cumulative period from December 4, 1995 (inception) to March 31, 2007 (unaudited) 5

Item 2.  Management's Discussion and Analysis or Plan of Operation

15

Item 3.  Controls and Procedures

16

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.  Defaults Upon Senior Securities

17

Item 4.  Submission of Matters to a Vote of Security Holders

17

Item 5.  Other Information

17

Item 6.  Exhibits

17

Signatures

17

ACTION INDUSTRIES, INC.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

March 31, 2007

(Unaudited)

Action Industries, Inc. (A Development Stage Company) BALANCE SHEET
	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$ 453	$ 975
Accounts Receivable	-	320
Inventory	2,045	949

Total Current Assets	2,498	2,244

Property and Equipment:
Phone Card Machines	8,100	8,100
Less: Accumulated Depreciation	(3,278)	(2,989)

Net Property and Equipment	4,822	5,111

TOTAL ASSETS	$ 7,320	$ 7,355

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 15,635	$ 15,000
Commission Payable	132	132

Total Current Liabilities	15,767	15,132

Total Liabilities	15,767	15,132

Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 and 10,800,000
shares at March 31, 2007 and December 31, 2006	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(40,447)	(39,777)

Total Stockholder's Equity	(8,447)	(7,777)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 7,320	$ 7,355

The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company) STATEMENTS OF OPERATIONS

			Cumulative
	(Unaudited)		Since
	For the Three Month Ended		December 4,
	March 31,		1995
	2007	2006	(Inception)
Revenues:
Sales Revenue	$ 1,210	$ 640	$ 7,505
Cost of Operations	(876)	(1,184)	(5,594)

Gross Profits (Loss)	334	(544)	1,911

Expenses:
General and Administrative	343	289	4,049
Accounting Fees	661	190	30,059
Consulting Fees	-	-	4,500
Outside Services	-	-	3,750

Total Operating Expenses	1,004	479	42,358

Net Income (Loss)	$ (670)	$ (1,023)	$ (40,447)

Basic & Diluted Loss per Share	$ -	$ -

Weighted Average Shares
Outstanding	11,300,000	10,985,570

The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company) STATEMENT CASH FLOWS
	(Unaudited) For the Three Months Ended March 31,		Cumulative Since December 4, 1995
CASH FLOWS FROM OPERATING	2007	2006	(Inception)
ACTIVITIES:
Net Loss	$ (670)	$ (1,023)	$ (40,447)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	289	289	3,278
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
Increase (Decrease) in Inventory	(1,096)	-	(2,045)
Decrease (Increase) in Accounts Receivable	320	320	-
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	635	(7,763)	15,635
Increase (Decrease) in Commission Payable	-	-	132
Net Cash Used in Operating Activities	(522)	(8,177)	(18,047)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of Property and Equipment	-	-	-
Net Cash Provided by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	-	-	50
Repayments of Related Party Payable	-	-	(50)
Proceeds from Sale of Common Stock	-	5,000	18,500
Net Cash Provided by Financing Activities	-	5,000	18,500
Net (Decrease) Increase in Cash	(522)	(3,177)	453
Cash at Beginning of Period	975	7,406	-
Cash at End of Period	$ 453	$ 4,229	$ 453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
The accompanying notes are an integral part of these financial statements

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Action Industries, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that  Action Industries, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $40,447 for the period from December 4, 1995 (inception) to March 31, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was originally incorporated under the laws of the State of Georgia on December 4, 1995.  The company is in the development stage, and has not commenced planned principal operations. The Company has a December 31 year end.

Nature of Business

The Company is primarily in the business of providing prepaid long distance calling cards and other telecommunication products.

Our principal executive offices are located at: 8744 Riverside House Path Brewerton, NY  13029.

Our telephone number is (315) 703-9012.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2006, there was no deferred revenue.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2006, the Company has determined an allowance for doubtful accounts is not necessary.

Major Customer

During the three months ended March 31, 2007, one customer accounted for 79% of the Company’s revenues.  The Company had revenues of $960 from Tully Hill.  The total revenues for March 31, 2007 were $1,210.

During the year ended December 31, 2006, one customer accounted for 100% of the Company’s revenues.  The Company had revenues of $3,520 from Tully Hill.  The total revenues for 2006 were $3,520.

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at cost, and is $2,045 and $949, as of March 31, 2007 and December 31, 2006, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense for the three months ended March 31, 2006 and March 31, 2006  was $ 289 for both periods.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Asset	Rate
Phone Card Machines	7 years

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets (Continued)

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.

There were no common equivalent shares outstanding during the periods of March 31,2007 and March 31, 2006.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, inventory, accounts receivable, property and equipment, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the March 31, 2007 presentation.

Recent Accounting Standards

In March 2006 the FASB issued SFAS No.  156 "  Accounting  for   Servicing  of Financial  Instruments - an amendment of FASB No.140,  Accounting  for Transfers and Servicing of Financial  Instruments and Extinguishments of Liabilities.  The statement  requires  an entity  to  recognize  a  servicing  asset or  servicing liability  each time it undertakes an obligation to service an asset by entering into a servicing contract,  requires all separately  recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an  entity  to choose  either  the  amortization  method  or fair  market  value measurement  method  for  subsequent  measurement  periods  for  each  class  of separately  recognized  servicing  assets and servicing  liabilities,  permits a one-time reclassification of available-for-sale securities to trading securities by entities  with  recognized  servicing  rights at its initial adoption,  and requires  separate  presentation of servicing  assets and servicing  liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”SFAS 159 is effective for the Company as of the beginning of fiscal year 2009.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $ 43, 117    that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2006	2005
Net Operating Losses	$ 6467	$ 3704
Valuation Allowance	(6467)	(3704)
	$ -	$ -

	2006	2005
Provision (Benefit) at US Statutory Rate
Increase (Decrease) in Valuation Allowance	$ 2763	$ 2536
Depreciation Differences	(2763)	(2536)
	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3- DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 4 - COMMITMENTS

As of March 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

Officers of the Company have previously advanced the Company $50 in order to pay general and administrative expenses.  As of March 31, 2007, and December 31, 2006, the company owed $0 and $0, respectively, relating to these notes.

NOTE 6- COMMON STOCK TRANSACTIONS

On September 10, 2003, the Company issued 9,000,000 shares of common stock in exchange for phone equipment valued at $8,100 and prepaid expenses valued at $900.

On March 9, 2005, the Company issued 450,000 shares of common stock for consulting fees valued at $4,500.

Item 2.  Management's Discussion and Analysis or Plan of Operation

REVENUES

Our total revenue increased by $ 570 or approximately 89%, from $ 640 in the three months ended March 31, 2006 to $ 1,210 in the three months ended March 31, 2007. This increase is due to a rise in demand for phone cards from the major customer of Action Industries, Tully Hill.

COSTS OF SALES

Our overall cost of sales decreased by $ 308 or approximately 26%, from $ 1,184 in the three months ended March 31, 2006 to $ 876 in the three ended March 31, 2007.  Depreciation expense remained the same for the three months ended March 31, 2007 and 2006, in the amount of $ 289.   We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $ 525 or approximately 110% over the same period in 2006. Professional fees increased by $471 over the same three months in 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of Office expense and Postage and Delivery expense increased by $ 54  when compared to the same period ending March 31, 2006.  The bulk of our expenses in 2007 were for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had net equipment, phone card inventory, and cash assets of $ 7,320, and the Company had liabilities of $15,767, consisting primarily of accounts payable. There are no outstanding liabilities.

CASH FLOW

Our primary source of liquidity has been cash from operations.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 and 2006, and the losses are projected to continue in 2007. Our net losses were $1,023 and $670 for the quarter ending March 31, 2006 and 2007, respectively.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of the date of this form 10-QSB. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available. No dividends have ever been paid by the Company and the Company has no plans to pay dividends in the foreseeable future.

PREFERRED STOCK

The company as no preferred stock authorized

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent managements current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•

our ability to secure the additional financing adequate to execute our business plan;

•

our ability to identify, negotiate and complete the acquisition of an operating business, consistent with our business plan.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b)

Changes in internal controls.

There have been no significant changes in our internal controls or other factors that could significantly affect such controls and procedures subsequent to the date we completed our evaluation.  Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of the Company's officers and directors, the Company is currently not a party to any pending legal proceedings.

Item 2.  Unregistered sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports of Form 8-K.

(a)

Exhibits:

*3.1

Certificate of Incorporation, as filed with the Georgia Secretary of State on December 8, 2003.

*3.2

By-Laws.

31.1

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2

Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2

Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 13, 2004, and incorporated herein by this reference.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated:  May 14, 2007

ACTION INDUSTRIES, INC.

By: /s/ Stephanie Passalaqua

           Stephanie Passalaqua