Form 10QSB/A
period 2007-03-31
Action Industries, Inc.
filed 2007-07-27
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
(770) 804-0500
www.corplaw.net

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

Dated:  July 27, 2007

ACTION INDUSTRIES, INC.

By: /s/ Stephanie Passalaqua

           Stephanie Passalaqua