Form 10QSB
period 2007-06-30
Action Industries, Inc.
filed 2007-08-20
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 11,300,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

{A0040397.DOC}

ACTION INDUSTRIES, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements………………… ……………………………………………..………………………3

Balance Sheet – June 30, 2007 and December 31, 2006(unaudited)… ……………………………………………….3

Statements of Operations for the three months ended June 30, 2007 and June 30, 2006 and the cumulative period from December 4, 1995 (inception) to June 30, 2007 (unaudited)………….……………4

Statements of Cash Flows for the three months ended June 30, 2007 and June 30, 2006 and the cumulative period from December 4, 1995 (inception) to June 30, 2007 (unaudited) …………………………….5-6

Item 2.  Management's Discussion and Analysis or Plan of Operation…………………

……………………………16

Item 3.  Controls and Procedures…………………

……………………………………………..……………………16

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings…………………

……………………………………………..…………………………18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds…………………………………………….. 18

Item 3.  Defaults Upon Senior Securities…………………

……………………………………………..…………. 17

Item 4.  Submission of Matters to a Vote of Security Holders…………………

………………………………….  17

Item 5.  Other Information…………………

……………………………………………..………………………  17

Item 6.  Exhibits

  17

Signatures

  19

Action Industries, Inc. (A Development Stage Company) BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$ 1,059	$ 975
Accounts Receivable	-	320
Inventory	1,599	949

Total Current Assets	2,658	2,244

Property and Equipment:
Phone Card Machines	8,100	8,100
Less: Accumulated Depreciation	(3,567)	(2,989)

Net Property and Equipment	4,533	5,111

TOTAL ASSETS	$ 7,191	$ 7,355

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 28,403	$ 15,000
Commission Payable	132	132
Interest Payable	7	-
Shareholder Loan	2,500	-
Total Current Liabilities	31,042	15,132

Total Liabilities	31,042	15,132

Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at June 30, 2007 and December 31, 2006	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(55,851)	(39,777)

Total Stockholder's Equity	(23,851)	(7,777)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 7,191	$ 7,355

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Month Ended		For the Six Months Ended		December 4,
	June 30,		June 30,		1995
	2007	2006	2007	2006	(Inception)
Revenues:
Sales Revenue	$ 825	$ 960	$ 2,035	$ 1,600	$ 8,330
Cost of Operations	(735)	(1,474)	(1,900)	(2,947)	(9,607)

Gross Profits (Loss)	90	(514)	135	(1,347)	(1,277)

Expenses:
General and Administrative	3,425	-	3,479	-	4,197
Accounting Fees	10,500	2,300	10,500	2,300	38,563
Bookkeeping Fees	662	178	1,323	368	2,657
Consulting Fees	-	-	-	-	4,500
Outside Services	-	-	-	-	3,750

Total Operating Expenses	14,587	2,478	15,302	2,668	53,667

Loss from Operations	(14,497)	(2,992)	(15,167)	(4,015)	(54,944)

Other Income (Expense) :
Interest Expense	(907)	-	(907)	-	(907)

Net Income (Loss)	$ (15,404)	$ (2,992)	$ (16,074)	$ (4,015)	$ (55,851)

Basic & Diluted Loss per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares
Outstanding	11,300,000	11,300,000	11,300,000	11,208,260

The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company)
STATEMENT OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30, 2007 2006			Cumulative Since December 4, 1995 (Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (16,074)		$ (4,015)	$ (55,851)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and Amortization	578		578	3,567
Stock issued for Services	-		-	4,500
Changes in Operating Assets and Liabilities
(Increase) Decrease in Inventory	(650)		-	(1,599)
Decrease (Increase) in Accounts Receivable	320		320	-
Decrease (Increase) in Prepaid Expense	-		-	900
Increase (Decrease) in Accounts Payable	13,403		(7,747)	28,403
Increase (Decrease) in Commission Payable	-		-	132
Increase (Decrease) in Interest Payable	7		-	7
Net Cash Used in Operating Activities	(2,416)		(10,864)	(19,941)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of Property and Equipment	-		-	-
Net Cash Provided by Investing Activities	-		-	-
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	-		-	50
Repayments of Related Party Payable	-		-	(50)
Proceeds from Shareholder Loan	2,500		-	2,500
Proceeds from Sale of Common Stock	-		5,000	18,500
Net Cash Provided by Financing Activities	2,500		5,000	21,000
Net (Decrease) Increase in Cash	84		(5,864)	1,059
Cash at Beginning of Period	975		7,406	-
Cash at End of Period	$ 1,059		$ 1,542	$ 1,059
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -		$ -	$ -
Franchise Taxes	$ 100		$ -	$ 100
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Prepaid Expenses	$ -	$ -	$ -	$ 900
Stock Issued for Services	$ -		$ -	$ 4,500
Stock Issued for Equipment	$ -		$ -	$ 8,100
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

Interim Financial Statements

The unaudited financial statements as of June 30, 2007 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $55,850 for the period from December 4, 1995 (inception) to June 30, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was originally incorporated under the laws of the State of Georgia on December 4, 1995.  The company is in the development stage, and has not commenced planned principal operations. The Company has a December 31 year-end.

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

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2007 and December 31, 2006, there was no deferred revenue.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2007and December 31, 2006, the Company has determined an allowance for doubtful accounts is not necessary.

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at cost, and is

$1,599 and $949, as of June 30, 2007 and December 31, 2006, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense for the six months ended June 30, 2007 and June 30, 2006 was $578.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Major Customer

During the six months ended June 30, 2007, one customer accounted for 79% of the Company’s revenues.  The Company had revenues of $1,600 from Tully Hill.  The total revenues for June 30, 2007 were $2,035.

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

There were no common equivalent shares outstanding during the periods of June 30, 2007 and June 30, 2006.

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

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the June 30, 2007 presentation.

Recent Accounting Standards

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

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

Recent Accounting Standards (Continued)

 SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 –INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $ 43,117 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2006	2005
Net Operating Losses	$ 6,467	$ 3,704
Valuation Allowance	(6,467)	(3,704)
	$ -	$ -

	2006	2005
Provision (Benefit) at US Statutory Rate
Increase (Decrease) in Valuation Allowance	$ 2,763	$ 2,536
Depreciation Differences	(2,763)	(2,536)
	$ -	$ -

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 4- DEVELOPMENT STAGE COMPANY

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

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - COMMITMENTS

As of June 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

An Officer of the Company had previously advanced the Company $50.  As of June 30, 2007 and December 31, 2006, the company owed $0 and $0, respectively, relating to this note.

As of June 30, 2007, a Shareholder of the Company has advanced the Company $2,500.  This note is accruing 8% interest and is payable on June 19, 2008 or upon demand.  As of June 30, 2007 company owes $2,500 relating to this note.

NOTE 6- COMMON STOCK TRANSACTIONS

On September 10, 2003, the Company issued 9,000,000 shares of common stock in exchange for phone equipment valued at $8,100 and prepaid expenses valued at $900.

On February 26, 2004, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

On March 1, 2004, the Company issued 500,000 shares of common stock for cash at $0.01 per share.

On March 9, 2005, the Company issued 450,000 shares of common stock for consulting fees valued at $4,500.

On March 31, 2005, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

On May 12, 2005, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

On June 22, 2005, the Company issued 450,000 shares of common stock for cash at $0.01 per share.

On June 24, 2005, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

On January 27, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6- COMMON STOCK TRANSACTIONS (Continued)

On January 31, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

On February 2, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

On February 4, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

On February 10, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

COSTS RELATED TO OUR OPERATION

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES

Our total revenue decreased by $135 or approximately 14%, from $960 in the three months ended June 30, 2006 to $825 in the three months ended June 30, 2007. This decrease is due to a lower demand for phone cards from the major customer of Action Industries, Tully Hill in the second quarter of the year.

COSTS OF SALES

Our overall cost of sales decreased by $739 or approximately 51%, from $1,474 in the three months ended June 30, 2006 to $735 in the three ended June 30, 2007. Depreciation expense remained the same for the three months ended June 30, 2007 and 2006, in the amount of $289. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $12,109 or approximately 489% over the same period in 2006. Professional fees increased by $8,684 over the same period in 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense and postage and delivery expense increased by $3,425 when compared to the same period ending June 30, 2006. The bulk of the expense in 2007 was used for accounting services.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES

Our total revenue increased by $435 or approximately 22%, from $1,600 in the six months ended June 30, 2006 to $2,035 in the six months ended June 30, 2007. This increase includes both a raise in demand during the first quarter of the year and a decline in demand during the second quarter of the year from the major customer of Action Industries, Tully Hill.

COSTS OF SALES

Our overall cost of sales decreased by $ 1,047 or approximately 36%, from $2,947 in the six months ended June 30, 2006 to $1,900 in the six month ended June 30, 2007. Depreciation expense remained the same for the six months ended June 30, 2007 and 2006, in the amount of $578.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $12,634 or approximately 474% over the same period in 2006. Professional fees increased by $9,155 over 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense and postage and delivery expense increased by $3,479 when compared to the same period ending June 30, 2006. The bulk of the expense in 2007 was for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had net equipment, phone card inventory, and cash assets of $7,191. There are no outstanding liabilities.

CASH FLOW

Our primary sources of liquidity have been cash from operations.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 and 2006. The company has experienced a cumulative loss of $55,851 since inception to June 30, 2007. Our net losses for the three and six months ended June 30, 2007 were $15,404and $16,074 respectively and the losses are projected to continue in 2007. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

PREFERRED STOCK

The company as no preferred stock authorized.

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

Dated:  August 20, 2007

ACTION INDUSTRIES, INC.

By:/s/ Stephanie Passalaqua

           Stephanie Passalaqua