Form 10QSB
period 2007-09-30
Action Industries, Inc.
filed 2007-11-08
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Balance Sheet – September 30, 2007 (unaudited) and December 31, 2006… ………………………………………. 3

Statements of Operations for the three months ended September 30, 2007 and September 30, 2006 and for the nine
Months ending September 30, 2006 and September 30, 2007 and the cumulative period from December 4, 1995 (inception) to September 30, 2007 (unaudited)………… .………4

Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006 and the cumulative period from December 4, 1995 (inception) to September 30, 2007 (unaudited) ……………………….5

Item 2.  Management's Discussion and Analysis or Plan of Operation…………………

……………………………15

Item 3.  Controls and Procedures…………………

……………………………………………..……………………17

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings…………………

……………………………………………..…………………………17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds…………………………………………….. 17

Item 3.  Defaults Upon Senior Securities…………………

……………………………………………..…………. 17

Item 4.  Submission of Matters to a Vote of Security Holders…………………

………………………………….  17

Item 5.  Other Information…………………

……………………………………………..………………………  17

Item 6.  Exhibits

  18

Signatures

  18

Action Industries, Inc. (A Development Stage Company) BALANCE SHEETS
	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$ 3,844	$ 975
Accounts Receivable	-	320
Inventory	1,372	949
Total Current Assets	5,216	2,244
Property and Equipment:
Phone Card Machines	8,100	8,100
Less: Accumulated Depreciation	(3,857)	(2,989)
Net Property and Equipment	4,243	5,111
TOTAL ASSETS	$ 9,459	$ 7,355

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 2,875	$ 15,000
Commission Payable	132	132
Interest Payable	219	-
Shareholder Loan	22,100	-
Total Current Liabilities	25,326	15,132

Total Liabilities	25,326	15,132
Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at September 30, 2007 and December 31, 2006	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(47,867)	(39,777)

Total Stockholder's Equity	(15,867)	(7,777)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 9,459	$ 7,355

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Month Ended		For the Nine Months Ended		Cumulative Since December 4,
	September 30,		September 30,		1995
	2007	2006	2007	2006	(Inception)
Revenues:
Sales Revenue	$ 480	$ 960	$ 2,515	$ 2,560	$ 8,810
Cost of Operations	(516)	(764)	(2,417)	(2,762)	(10,125)

Gross Margin (Loss)	(36)	196	98	(202)	(1,315)

Expenses:
General and Administrative	1,195	-	4,574	-	5,291
Professional Fees	872	32	3,295	2,700	32,692
Consulting Fees	-	-	-	-	4,500
Outside Services	-	-	-	-	3,750

Total Operating Expenses	2,067	32	7,869	2,700	46,233

Operating Income (Loss)	(2,103)	164	(7,771)	(2,902)	(47,548)

Other Income (Expense) :
Interest Expense	(212)	-	(219)	-	(219)

Net Loss Before Taxes	(2,315)	164	(7,990)		(47,767)

Franchise Tax	-	-	(100)	-	(100)

Net (Income) Loss	$ (2,315)	$ 164	$ (8,090)	$ (2,902)	$ (47,867)

Basic & Diluted Loss per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares
Outstanding	11,300,000	11,300,000	11,300,000	11,241,000
The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,		Cumulative Since December 4, 1995
	2007	2006	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (8,090)	$ (2,902)	$ (47,867)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	868	868	3,857
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
(Increase) Decrease in Inventory	(423)	(473)	(1,372)
Decrease (Increase) in Accounts Receivable	320	-	-
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	(12,125)	(7,764)	2,875
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Interest Payable	219	-	219
Net Cash Used in Operating Activities	(19,231)	(10,271)	(36,756)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of Property and Equipment	-	-	-
Net Cash Provided by Investing Activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Payable	-	-	50
Repayments of Related Party Payable	-	-	(50)
Proceeds from Shareholder Loan	22,100	-	22,100
Proceeds from Sale of Common Stock	-	5,000	18,500
Net Cash Provided by Financing Activities	22,100	5,000	40,600
Net (Decrease) Increase in Cash	2,869	(5,271)	3,844
Cash at Beginning of Period	975	7,406	-
Cash at End of Period	$ 3,844	$ 2,135	$ 3,844
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 100	$ -	$ 100
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
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

Interim Financial Statements

The unaudited financial statements as of September 30, 2007 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 48,000 for the period from December 4, 1995 (inception) to September 30, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses.  For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits.  As of September 30, 2007 and December 31, 2006, there was no deferred revenue.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2007 and December 31, 2006, the Company has determined an allowance for doubtful accounts is not necessary.

Inventory

The Company’s inventory consists entirely of phone cards.  Inventory is recorded at cost, as of September 30, 2007 and December 31, 2006 the balance was $1,372 and $949, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense for the nine months ended September 30, 2007 and September 30, 2006 was $868.  Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customer

During the nine months ended September 30, 2007, one customer accounted for 77% of the Company’s revenues.  The Company had revenues of $1,920 from Tully Hill.  The total revenues for September 30, 2007 were $2,515.

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

There were no common equivalent shares outstanding during the periods of September 30, 2007 and September 30, 2006.

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

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the ~~June~~  September 30, 2007 presentation.

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

NOTE 2 –INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $43,117 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

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

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - COMMITMENTS

As of September 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

An Officer of the Company had previously advanced the Company $50.  As of September 30, 2007 and December 31, 2006, the company owed $0 and $0, respectively, relating to this note.

As of September 30, 2007, a Shareholder of the Company has advanced the Company $ 22,100.  These notes accrue simple interest at a rate of 8% annually and are payable in June 2008 or upon demand.  As of September 30, 2007, the company owes $22,100 relating to the principal on these notes and $219 in accrued simple interest.

NOTE 7- COMMON STOCK TRANSACTIONS

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

On September 22, 2005, the Company issued 450,000 shares of common stock for cash at $0.01 per share.

On September 24, 2005, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 7- COMMON STOCK TRANSACTIONS (Continued)

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

COSTS RELATED TO OUR OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

Our total revenue decreased by $480 or approximately 50%, from $960 in the three months ended September 30, 2006 to $480 in the three months ended September 30, 2007. This decrease is due to a lower demand for phone cards from the major customer of Action Industries, Tully Hill in the second and third quarters of the year.

COSTS OF SALES

Our overall cost of sales decreased by $248 or approximately 33%, from $764 in the three months ended September 30, 2006 to $516 in the three ended September 30, 2007. Depreciation expense remained the same for the three months ended September 30, 2007 and 2006, in the amount of $289. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $2,035 or approximately 6,360 % over the same period in 2006. Professional fees increased by $840 over the same period in 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense and postage and delivery expense increased by $1,195 when compared to the same period ending September 30, 2006. The bulk of the expense in 2007 was used for accounting services.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

Our total revenue decreased by $45 or approximately 2%, from $2,560 in the nine months ended September 30, 2006 to $2,515 in the nine months ended September 30, 2007. This decrease is due to a lower demand for phone cards from the major customer of Action Industries, Tully Hill that took place during the second and third quarters of the year.

COSTS OF SALES

Our overall cost of sales decreased by $345 or approximately 13%, from $2,762 in the nine months ended September 30, 2006 to $2,417 in the nine month ended September 30, 2007. Depreciation expense remained the same for the nine months ended September 30, 2007 and 2006, in the amount of $578.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $5,169 or approximately 191% over the same period in 2006. Professional fees increased by $595 over 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense and postage and delivery expense increased by $4,574 when compared to the same period ending September 30, 2006. The bulk of the expense in 2007 was for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company had net equipment, phone card inventory, and cash assets of $9,459. At September 30, 2007 the Company has total liabilities of $ 25,326, including loans from a shareholder in the amount of $22,100 that are accruing simple interest at a rate of 8 % per annum and are payable upon demand

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 and 2006. The company has experienced a cumulative loss of $47,867 since inception to September 30, 2007. Our net losses for the three and nine months ended September 30, 2007 were $2,315 and $8,090 respectively and the losses are projected to continue in 2007. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

Dated:  November 8, 2007

ACTION INDUSTRIES, INC.

By: /s/ Stephanie Passalaqua

           Stephanie Passalaqua