Form 10-K
period 2007-12-31
Action Industries, Inc.
filed 2008-04-08
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-118199

_______________________________________________

ACTION INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

______________________________________________

Georgia	11-3699388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8744 Riverside House Path
Brewerton, New York	13029
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (315) 703-9013

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange ct.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ X ]   No [  ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2007 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2007 11,300,000 shares of the Company's $.001 par value common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Action Industries, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

7

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

PART II

Item 5.

Market for Registrant’s Related Stockholder Matters and Small Business

Issuer Purchases of Equity Securities

13

Item 6.

Selected Financial Data

13

Item 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 7A.

Quantitive and Qualitative Disclosures About Market Risk

15

Item 8.

Financial Statements and Supplementary Data

15

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

33

Item 9A(T).

Controls and Procedures

33

Item 9B.

Other Information

33

Item 10.

Directors, Executive Officers and Corporate Governance

34

PART III

Item 11.

Executive Compensation

35

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

36

Item 13.

Certain Relationships and Related Transactions, and Director Independence

36

Item 14.

Principal Accountant Fees and Services

36

Item 15.

Exhibits and Financial Statement Schedules

38

Signatures

39

PART I

Item 1.  Business.

THE COMPANY

Action Industries, Inc. was incorporated as a Georgia corporation in December, 1995, but it had no activity prior to August, 2003. The Company has developed a business plan to become a provider of prepaid telecommunications products and services in North America. We will purchase long distance minutes from the owners of a prepaid phone card switching platform and then we will sell the minutes to consumers who will be authorized to access the network and its features for the number of minutes purchased. We currently purchase our long distance calling cards and related long distance minutes from Best Telecom, Inc., and we expect to continue to purchase the cards from that company, although we have no exclusive contract with Best Telecom, Inc. We may purchase cards from another vendor in the future. We plan to offer convenient, easy-to-use and cost effective telecommunications solutions to individuals and small businesses primarily through the Action Industries phone card. These cards will be marketed under the brand name "Talk the Talk." Talk the Talk is a brand name developed by us and to our knowledge, no other Company will use that name in connection with the sale of long distance calling cards. The Talk the Talk card will provide consumers with a single point of access to prepaid telecommunications services and a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services will include domestic calling, international long distance calling, as well as enhanced features, such as speed dial, message delivery, sequential calling, conference calling, content delivery, and voice and fax mailboxes. The Talk the Talk card may be recharged with a major credit card by phone or, in select retail locations, at the point of sale, allowing the user to add minutes as needed.

The Company's primary marketing and distribution focus will be to target individuals in small businesses through local, regional and national retailers, including convenience stores, drug stores, supermarkets, food warehouse clubs, check cashing stores, gas stations, and discount stores. The product delivery system will be an automatic card dispensing machine, which allows purchases at the point of sale. The card dispensing equipment will be located in each store in close proximity to other types of vending machines.

INDUSTRY OVERVIEW

Major long distance providers such as AT&T, MCI, and Sprint dominate the nearly $100 billion US long distance industry. With the advent of new carriers in the changing market for telecommunications services the Company feels there is an opportunity for alternative long distance and telecommunications providers, including prepaid calling card sales. The Company believes that the affordable pricing, convenience and enhanced features of prepaid calling cards will attract price sensitive consumers, business travelers, international callers and other users of long distance services.

PRODUCTS AND TELECOMMUNICATIONS SERVICES

The Talk the Talk card will provide consumers with a single point of access to convenient, easy to use, cost-effective, telecommunications products and services at a fixed rate charge per minute or in the case of domestic calls, the distance of the call. The Talk the Talk card will enable consumers to place local, long distance and international calls from virtually any touch-tone phone, without the need for coins, operator assistance, collect or other third party billed calls. Consumers can use the Talk the Talk card to place international long distance calls from the US to more than 200 countries at rates that are generally lower than the standard plan rates currently charged by AT&T, MCI and Sprint or the rate charged for a direct call from a payphone or hotel room. A connection through the Talk the Talk platform also will cost less than a typical operator assisted connection or a collect call. Consumers can also utilize the Talk the Talk card to make international calls to the United States from more than 30 foreign countries.

Consumers will access the services of the Talk the Talk card by dialing a toll-free number and entering a PIN printed on the back of the card. The system will explain the service on a user's first call and guides callers through all of the card's features. Prior to any call being processed, the system will inform the caller of the time remaining on the card. The consumer will also be notified when there are five minutes and again when there are two minutes of calling time remaining on the Talk the Talk card. Time spent on a call or using the enhanced features will be automatically deducted from the remaining time on the card or billed to a preauthorized corporate account.

Consumers will have the option of accessing the following services:

Speed Dial.  Consumers can create their own personal speed dial directory which can then be accessed each time the consumer uses the PIN on which directory has been created. This feature permits consumers to place calls to any of nine frequently dialed numbers by pressing two buttons. Talk the Talk will provide a first-time user of a particular PIN with a limited amount of free time to set up their personal speed dial directory. The personal speed dial directory created by the consumer is inaccessible to the consumer once all of the prepaid minutes on the Talk the Talk card associated with the directory have been utilized. Management believes that the speed dial feature increases the likelihood that consumers will recharge their cards in order to retain their personal speed dial directory.

Message Delivery.  Consumers can record a message for the recipient of a call if the recipient does not answer or if the line is busy. Talk the Talk's system will make multiple attempts to deliver the message over a period of six hours and then notify the consumer the next time the consumer accesses Talk the Talk's system whether the message was delivered and, if so, the time at which it was delivered.

Sequential Calling.  Consumers can make additional calls without exiting the platform and entering it again. Management believes that this feature encourages customers to place multiple phone calls each time they use their Talk the Talk cards.

Conference Calling.  Consumers can initiate conference calls from virtually any touch-tone phone by adding a third party to the call. The conference-calling feature is automated and does not require operator assistance. Voice prompts assist the consumer through the procedure to establish the conference call. A consumer using the conference-calling feature will deduct time on two outbound calls, therefore leveraging the revenues to the Company.

Content Delivery.  Consumers will be able to access headline news, sports updates and other information updates, provided by Talk the Talk through a digital feed from on-line service suppliers. These services are frequently updated, and the information is accessible by a series of menus presented to the consumer via voice prompts. Information is first presented in a general format, with the consumer then being given the option to retrieve more detailed information of the topic selected.

Voice and Fax Mailboxes.  The Talk the Talk card will provide consumers a secure, personalized voice mailbox on selected cards which allows them to receive, retrieve, save and delete voice mail messages from virtually any touchtone phone. Talk the Talk also offers consumers fax mailbox capability on selected cards which allows consumers to receive, store and retrieve facsimile transmissions at any time by forwarding the faxed information to any facsimile machine or personal computer in the US and certain other countries. The fax mailbox provides consumers with the convenience of controlling the time and location of receipt of facsimile transmissions, enhancing the consumer's ability to receive confidential facsimile's and receive facsimiles at multiple or changing locations. Each time the consumer accesses his or her Talk the Talk card, the consumer will be notified if there are any new voice mail messages or facsimiles. The consumer also will have the ability to elect to be notified of waiting facsimiles.

Online Recharge.  The online recharge feature of the Talk the Talk card allows consumers to increase the number of minutes available on the Talk the Talk card without purchasing a new Talk the Talk card. This may be done by using a major credit card, at rates up to $.35 per minute. The recharge is effected by logging on to the internet site maintained by our supplier. We do not have a proprietary web site. Online recharge is designed to enable Talk the Talk to make direct sales to consumers to provide incentives to retailers to maintain Talk the Talk as the exclusive supplier to the retailer and to create brand loyalty. With respect to recharge sales, Talk the Talk continues to offer volume discounts, whereby consumers from time to time receive "free minutes" when recharging for the maximum time permitted and utilizes online advertising, in which a consumer is prompted to recharge his or her card. The Talk the Talk card may also be recharged with a major credit card by calling Talk the Talk's consumer service department or, in select retail locations as point-of-sale, allowing the user to add minutes as needed.

MARKETING AND DISTRIBUTION

The Company will market it services through vending machines that dispense the long distance calling card. These machines accept monies and dispense cards in the proper denomination. These services will be promoted by signs and stickers attached to the machine. In addition, direct solicitations will be made to vendor to become our distribution in consideration for a portion of the profit from the sale of the cards.

GROWTH PLAN

The Company plans to grow through the development of its prepaid calling card business, through joint ventures and through the acquisition of telecommunications and other businesses.

INTELLECTUAL PROPERTY

We currently have no copyrights or trademarks, but we regard our trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trade secret protection and appropriate laws to protect our intellectual property rights.

EMPLOYEES

As of December 31, 2007, we had a total of 2 employees, consisting of the Company President and Vice President, Stephanie Passalaqua and Inna Sheveleva. Ms. Passalaqua and Ms. Sheveleva expect to devote approximately 30 hours per month to the affairs of the Company.

CURRENT SERVICES AND PRODUCTS IN PREPAID PHONE CARDS

The Company's principal business will be the marketing and distribution of long distance calling cards for domestic calls and calls originating in the U.S. and terminating in selected countries. The Company will negotiate the purchase of minutes from the owners of a prepaid phone card service provider on a discounted rate basis and then divide the block of minutes into discrete packages of minutes of long distance service tied to printed phone cards which are given an account designation identified by a PIN number. The cards will be sold to distributors who place the cards in retail locations. The cards will be sold for $5, $10, or $20 to retail customers. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used.

Swiped like a credit card, the prepaid phone card easily fits into a standard wallet. Generally, the front face denotes the denomination of the card. The back of the card contains a scratch-off surface covering the card number and personal identification number (a “PIN”). Most domestic prepaid cards utilize remote memory technology, which permits users to place local, long distance and international calls from any touch-tone phone by dialing a toll-free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per-minute charges for the call are automatically deducted from the prepaid account corresponding to the PIN as the call progresses.

Prepaid phone cards are distributed through a network of retail outlets, including convenience stores, newsstands, grocery stores, gas stations, and discount stores. Although prepaid phone card products are also sold through vending machines and, more recently, over Internet websites, the vast majority of phone card sales are still made through retail outlets.

COMPETITION

The prepaid phone card business is extremely fragmented and very cost competitive. Many of the Company's existing and potential competitors have financial, personnel, marketing, customer bases and other resources significantly greater than ours. As a result, they may be able to grow faster and more profitably. The Company believes that consolidation in the telecommunications industry will increase competition.

The marketing and pricing activities of major competitors, such as AT&T, MCI/WorldCom and Sprint significantly influence the industry. The Company believes that AT&T, MCI/WorldCom and Sprint historically have chosen not to concentrate their direct sales efforts on small and medium sized businesses and specialized niche markets, but these carriers still control about 85% of the total U.S. long distance market. AT&T, MCI/WorldCom and Sprint have also introduced new service and pricing options that are attractive to smaller commercial users, and they may market to these customers more aggressively in the future. AT&T and the seven regional Bell operating companies formerly a part of AT&T ("RBOC") have recently been allowed to modify rates and now may be more competitive in the market since they will be able to lower prices and modify service offerings.  This may make it more difficult for the Company to compete for long distance customers. In addition, many large regional long distance carriers and new entrants in the industry will compete directly with the Company by concentrating their marketing and direct sales efforts on small to medium sized commercial users and to certain niche markets. These activities include national advertising campaigns and telemarketing programs.

Regulatory trends have had, and may continue to have, a significant impact on competition in the telecommunications industry. RBOC's can now provide, and are providing or have announced their intention to provide, long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered with other services, such a wireless services. The entry of these well-capitalized and well-known entities into the long distance service market could significantly change the competitive environment in which the Company operates.

Incumbent local exchange carriers, or "ILECs," are companies historically providing local telephone service.

If regulators remove regulations on ILECS they may become substantial competition in the pre-paid telephone industry

Item 1A.  RISK FACTORS

WE WILL FACE RISKS ENCOUNTERED BY SMALL CAP COMPANIES AND MAY BE UNSUCCESSFUL IN ADDRESSING THESE RISKS

We will face risks frequently encountered by small cap companies in new and rapidly evolving markets, including the market for long distance services. We may not succeed in addressing these risks, and our business strategy may not be successful. These risks include uncertainties about our ability to:

- attract a larger number of consumers for our services;

- sell prepaid calling cards;

- manage our operations;

- adapt to potential decreases in competitors long distance rates;

- successfully introduce new products;

- develop new, strategic relationships and alliances;

- attract, retain and motivate qualified personnel; and

- successful business acquisitions.

OUR QUARTERLY OPERATING RESULTS ARE UNCERTAIN AND MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD NEGATIVELY AFFECT THE VALUE OF OUR STOCK

Our quarterly results of operations are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, some of which are outside our control. These factors include:

- changes in revenue levels resulting from the seasonal buying and use cycles of individual and commercial subscribers;

- changes in advertising and marketing costs that we incur to attract purchasers;

- changes in our pricing policies, the pricing policies of our competitors or the pricing policies for telecommunications companies generally;

- the introduction of new products and services by us or by our competitors;

- interruptions in service.

We believe that our revenues, if any, will be subject to seasonal fluctuations as a result of general patterns of use that are typically higher during the fourth calendar quarter. In addition, expenditures by consumers and business tend to be cyclical, reflecting overall economic conditions and consumer buying patterns. Consequently, our results of operations could be harmed by a downturn in the general economy or a shift in consumer buying patterns.

WE FACE INTENSE COMPETITION FROM MARKETING-FOCUSED COMPANIES FOR CUSTOMERS AND MAY BE UNABLE TO COMPETE SUCCESSFULLY

We may be unable to compete successfully with current or future competitors. We face intense competition from many companies, to provide prepaid calling cards.

Many of our competitors, as well as a number of potential new competitors, have greater name recognition, and significantly greater financial, technical and marketing resources than us. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and service demands. It may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers.

OUR COMMON STOCK WILL BE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS

Control of a large amount of our common stock by a small number of shareholders could have an adverse effect on the market price of our common stock. The holdings of the three largest shareholders when combined with the holdings of our officers and directors is approximately 78% of the outstanding shares of common stock. Mary Passalaqua, the current owner of 22% of our outstanding shares is the mother-in-law of our President, Stephanie Passalaqua. In addition, 24% of our current outstanding shares is owned by Probst Capital, LLC, which is beneficially owned by Richard W. Jones, a partner with the law firm of Jones, Haley & Mottern, P.C., which serve as counsel to the Company. (See "Security Ownership of Certain Beneficial Owners and Management.")

NO ASSURANCE OF PROFITABILITY

We may experience operating losses as we develop and implement our business plan.  As a result, we may not be able achieve or maintain profitability.

DEPENDENCE ON RETAILERS, DISTRIBUTORS AND SALES REPRESENTATIVES MAY ADVERSELY AFFECT SALES AND CASH FLOWS

Our distributor customers will not be contractually required to make future purchases of our products and could discontinue carrying or purchasing our products, at any time and for any reason. Distributors generally are in a strong position to negotiate favorable terms of sale, including price discounts. Further, resellers may give higher priority to products other than ours, thus reducing their efforts to sell our products

ACQUISITION TRANSACTIONS COULD BE UNSUCCESSFUL

If we engage in acquisition transactions in the future, those transactions could prove to be unsuccessful and that could reduce our earnings and our stock price.

As part of our business strategy, we may make acquisitions of, or investments in, companies, businesses, products or technologies. Any such future acquisitions would be accompanied by the risks commonly encountered in such acquisitions. Those risks include, among other things:

- the difficulty of assimilating the operations and personnel of the acquired companies,

- the potential disruption of our business or business plan,

- the diversion of resources from our existing businesses, and products,

- the inability of management to integrate acquired businesses or assets into our business plan, and

- additional expense associated with acquisitions.

There can be no assurance we would be successful in overcoming these risks or any other problems encountered with such acquisitions, and our inability to overcome such risks could have a material adverse effect on our business, financial condition and results of operations.

NO DIVIDENDS

We have never paid any cash dividends on the common stock and we do not anticipate paying any dividends in the foreseeable future.

POSSIBLE ISSUANCE OF ADDITIONAL SHARES WITHOUT STOCKHOLDER APPROVAL COULD DILUTE STOCKHOLDERS

As of the date of this prospectus, we have an aggregate of 11,300,000 shares of common stock outstanding. Although there are currently no other material plans, agreements, commitments or undertakings with respect to the issuance of additional shares of common stock or securities convertible into any such shares, any shares issued would further dilute the percentage ownership of our common stock held by our stockholders.

SALE OF RESTRICTED SHARES, COULD REDUCE THE MARKET PRIICE OF THE COMPANY'S COMMON STOCK

All of the 11,300,000 outstanding shares of our common stock are restricted, which means that they may only be sold under certain conditions. If a large number of such restricted shares are sold, it may reduce the value of the shares outstanding at that time.

PENNY STOCK REGULATIONS COULD INHIBIT THE TRADING OF OUR STOCK

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Prior to a transaction in a penny stock, a broker-dealer is required to:

- deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;

- provide the customer with current bid and offer quotations for the penny stock;

- explain the compensation of the broker-dealer and its salesperson in the transaction;

- provide monthly account statements showing the market value of each penny stock held in the customer's account; and

- make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares are currently not trading, but in the event that they start trading, we expect our shares will be subject to the penny stock rules and as such investors may find it more difficult to sell their shares.

WE DO NOT KNOW IF THERE IS A SUBSTANTIAL DEMAND FOR OUR PREPAID LONG DISTANCE SERVICES

There is no proven acceptance by the consumer at this time of our prepaid long distance services. We have not engaged in substantial active market research of our proposed products and services. We do not know if there is sufficient demand for these services.

WE WILL DEPEND ON OTHER COMPANIES FOR OUR LONG DISTANCE SERVICES

We do not own a long distance network. Therefore, we will be dependent on others for the supply of long distance minutes. We purchase our cards from a long distance provider that supplies our long distance minutes that we then resale. Accordingly, we do not currently have contracts with suppliers for the purchase and delivery of such minutes. Failure to obtain service from a long distance provider could result in significant delivery delays, thereby adversely affecting our anticipated marketing efforts, customer relations, revenues and profitability. Our relationships with our customers could be adversely affected by failures in the networks and services of third party providers. There is no assurance we will be able to obtain the long distance minutes and services from third party providers or that we will be able to obtain such services at a bulk rate that makes our business plan viable. Also, termination or impairment of our relationship with key suppliers could adversely affect our revenues and results of operations.

FAILURE TO IMPLEMENT AND DELIVER NEW TECHNOLOGIES COULD RESULT IN THE LOSS OF REVENUES AND REDUCE THE LIKELIHOOD OF PROFITABILITY

The ability to maintain revenues and achieve profitability in the telecommunications industry is dependent to some extent on the ability of the service providers to integrate and deliver new and emerging technologies. Accordingly, our success and ability to increase our revenues will be affected by our ability to integrate such technologies in our services to customers.

OUR PROPOSED OPERATIONS WOULD SUFFER IF COSTS FOR LONG DISTANCE SERVICES INCREASE

Our proposed business will rely upon low cost access to long distance services. Should the cost of such services become subject to additional taxes, tariffs, user fees or other costs, our anticipated profit margins may deteriorate. This occurrence would have a material adverse effect on our ability to operate profitably, or at all.

OUR PROPOSED OPERATIONS WOULD SUFFER IF CHARGES FOR TRADITIONAL LONG DISTANCE TELEPHONE SERVICE DECLINE

We intend for our rates for long distance telephone calls to generally be less than the telephone charges for the same long-distance service that the customer would pay to a primary seller of such services. Our ability to undersell such primary seller arises as a result of our proposed bulk purchases. We believe our lower rates will be one of the most important factors in our ability to attract and retain customers. Therefore, narrowing of the differential between the rates charged to our customers and the cost of long distance telecommunications services provided by competitors or traditional long distance carrier's customers would have a significant adverse effect on us.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE

We currently anticipate that our available cash resources combined with loans from current shareholders will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional capital, however, to fund more rapid expansion, to develop new and to enhance existing services to respond to competitive pressure, and to acquire complementary business or develop products.

If we raise additional funds through further issuances of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and holders of those new securities may have rights, preferences and privileges senior to those of our current Shareholders.

In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, our business, results of operations and financial condition could be adversely affected.

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION OF THE LONG DISTANCE AND TELECOMMUNICATIONS INDUSTRY

Our prepaid long distance business is subject to the rules and regulations of various federal, state and local regulatory agencies. Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more difficult or expensive or otherwise restricting our ability to conduct our business as we plan. Changes in these regulatory and legal requirements could adversely impact our financial performance.

BECAUSE WE HAVE LIMITED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 4, 1995, but the Company had no business operations until August 1, 2003. We have incurred losses of $54,354 as of December 31, 2007. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

OUR OFFICERS HAVE NO EXPERIENCE IN THE TELECOMMUNICATIONS BUSINESS OR IN OPERATING A PUBLIC COMPANY AND THIS COULD IMPAIR OUR ABILITY TO SATISFY PUBLIC COMPANY FILING REQUIREMENTS AND INCREASE OUR SECURITIES COMPLIANCE COSTS.

Our officers and directors have no prior experience in the telecommunication industry. In addition, our officers have no prior experience as officers of a publicly traded company, or in complying with the regulatory requirements applicable to public company. As a result, our chances of successfully implementing our business plan are reduced. In addition, we could have difficulty satisfying the regulatory requirements applicable to public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. While we believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher to the extent our officers alone are not able to satisfy our public company reporting requirements.

WE FACE RISKS ASSOCIATED WITH A LARGE CUSTOMER AND THE LOSS OF THAT CUSTOMER COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S REVENUES.

During the year ended December 31, 2007, all of the Company's revenues were received from one customer – Tuly Hills, Inc. The loss of such a customer could result in severe financial hardship to the Company, unless the Company is able to replace that customer with a comparable customer or customers.

THERE MAY EXIST CONFLICTS OF INTEREST ON THE PART OF OUR OFFICERS AND DIRECTORS.

Our directors and officers are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Each of our officers and directors is engaged in business activities outside of the Company. There exist potential conflicts of interest including, among other things, time, effort and business combinations with other such entities.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO CONSUMMATE A BUSINESS COMBINATION.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will not impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain a going concern.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

THIS REGISTRATION STATEMENT CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US, OUR INDUSTRY AND TO OTHER BUSINESSES.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 2.  Properties.

The Company currently rents its office space and office equipment from its management. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

Presently, there are no material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to be threatened or contemplated against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Related Stockholder Matters and Small Business Issuer Purchases of

Equity Securities.

(a)

MARKET INFORMATION. The Company's common stock is traded on the over the OTC Bulletin Board, under the symbol ACTN; however, that trading is very limited, and there are no assurances that this trading market will expand or even continue. Our stock was granted a trading symbol in August, 2007 and during the quarter ending September 30, 2007, the range of bid prices for our common stock was $.01 to $.06. For the quarter ending December 31, 2007, the range of bid prices was $.01 to $.06. These bid prices reflect inter-dealer prices, without retail mark ups or mark downs or commissions and may not represent actual transactions. The Company's transfer agent is Olde Monmouth Stock Transfer, Inc., 200 Memorial Parkway, Atlantic Highland, New Jersey  07716.

(b)

HOLDERS. As of December 31, 2007, there were approximately 60 record holders of 11,300,000 shares of the Company's common stock.

(c)

DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

(d)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.  We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(e)

RECENT SALES OF UNREGISTERED SECURITIES.  During the year ended December 31, 2007, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

BASIS OF PRESENTATION

We prepare our financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

REVENUES

Our total revenue decreased by $365 or approximately 11%, from $3,520 in the year ended December 31, 2006 to $3,155 in the year ended December 31, 2007. This decrease is due to a lower demand for phone cards from the major customer of Action Industries, Tully Hill in the current year.

COSTS OF SALES

Our overall cost of sales decreased by $324 or approximately 9%, from $3,761 in the year ended December 31, 2006 to $3,437 in the year ended December 31, 2007. Depreciation expense for the telephone equipment remained the same, with $1,157 depreciated for both the years ended December 31, 2007 and December 31, 2006. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $5,116 or approximately 27% over the same period in 2006. Professional fees decreased by $11,220 over the same period in 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense and postage and delivery expense increased by $3,249 and Travel expense increased by $2,855 when comparing the year ended December 31, 2007 to the year ended December 31, 2006.  The bulk of the expense in 2007 was for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had net equipment, phone card inventory, and cash assets of $7,735. At December 31, 2007 the Company has total liabilities of $30,089, including loans from a shareholder in the amount of $22,100 that are accruing simple interest at a rate of 8% per annum and are payable upon demand

CASH FLOW

Our primary source of liquidity has been cash from shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005, 2006 and 2007. The company has experienced a cumulative loss of $54,354 since inception to December 31, 2007. Our net losses were $18,875 and $14,577 in the years ending December 31, 2006 and 2007 respectively and the losses are projected to continue in 2008. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of the date of this annual report. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

Item 7A.  Quantitive and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2007

CONTENTS

Page

Report of Independent Registered Public Accountants

18

Balance Sheet

December 31, 2007

December 31, 2006

19

Statements of Operations

For the years ended December 31, 2007 and 2006 and for the cumulative period from December 4, 1995 (inception) to December 31, 2007

20

Statement of Stockholders' Equity

Since December 4, 1995 (inception) to December 31, 2007

21

Statements of Cash Flows

For the years ended December 31, 2007 and 2006 and for the cumulative period from December 4, 1995 (inception) to December 31, 2007

22

Notes to Financial Statements

23-32

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MEMBERS OF THE SEC PRACTICE SECTION and THE PRIVATE COMPANIES PRACTICE SECTION

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Action Industries, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Action Industries, Inc (a development stage company) as of December 31, 2007, and 2006, and the related statements of operations, and cash flows for the years ended December 31, 2007, and 2006, and the cumulative since December 4, 1995 (inception) to December 31, 2007, and the statement of stockholder’s equity since December 4, 1995 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Industries, Inc (a development stage company) as of December 31, 2007, and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, and 2006 and the cumulative since December 4, 1995 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $54,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

March 31, 2008

Action Industries, Inc.
(A Development Stage Company)
BALANCE SHEETS
	For the Year Ended
	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$ 494	$ 975
Accounts Receivable	-	320
Inventory	2,120	949
Total Current Assets	2,614	2,244
Property and Equipment:
Phone Card Machines	8,100	8,100
Computer Equipment	1,273	-
Less: Accumulated Depreciation	(4,252)	(2,989)
Net Property and Equipment	5,121	5,111
TOTAL ASSETS	$ 7,735	$ 7,355
LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 7,192	$ 15,000
Commission Payable	132	132
Interest Payable	665	-
Shareholder Loan	22,100	-
Total Current Liabilities	30,089	15,132
Total Liabilities	30,089	15,132
Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at December 31, 2007 and December 31, 2006	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(54,354)	(39,777)
Total Stockholder's Equity	(22,354)	(7,777)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 7,735	$ 7,355

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Cumulative
			Since
	For the Year Ended		December 4,
	December 31,		1995
	2007	2006	(Inception)
Revenues:
Sales Revenue	$ 3,155	$ 3,520	$ 9,450
Cost of Operations	(3,437)	(3,761)	(11,145)

Gross Profits (Loss)	(282)	(241)	(1,695)

Expenses:
Accounting Fees	7,414	18,634	36,811
Consulting Fees	-	-	4,500
General and Administrative	3,249	-	3,966
Outside Services	-	-	3,750
Travel Expenses	2,855	-	2,855

Total Operating Expenses	13,518	18,634	51,882

Operating Income (loss)	(13,800)	(18,875)	(53,577)

Other (Income)Expense :
Interest Net	(665)	-	(665)

Net Loss Before Taxes	(14,465)	(18,875)	(54,242)

Franchise Tax	(112)	-	(112)

Net Income (Loss)	$ (14,577)	$ (18,875)	$ (54,354)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)
Weighted Average Shares
Outstanding	11,300,000	11,254,260

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit
				Accumulated
				Since	Total
				December 4,	Stockholders'
	Common Stock		Paid in	1995	Equity
	Shares	Par Value	Capital	Inception	Deficiency

Balance at December 4, 1995 (Inception)	-	$ -	$ -	$ -	$ -
September 10, 2003, Stock issued for
Prepaid Expense and Equipment	9,000,000	9,000	-	-	9,000
Net Loss	-	-	-	-	-

Balance at December 31, 2003	9,000,000	9,000	-	-	9,000
February 26, 2004, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
March 1, 2004, Stock Issued for Cash at .01 per share	500,000	500	4,500	-	5,000
Net Loss	-	-	-	(3,827)	(3,827)

Balance at December 31, 2004	9,600,000	9,600	5,400	(3,827)	11,173
March 9, 2005, Stock Issued for Services at .01 per share	450,000	450	4,050	-	4,500
March 31, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
May 12, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
June 22, 2005, Stock Issued for Cash at .01 per share	450,000	450	4,050	-	4,500
June 24, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
Net Loss	-	-	-	(17,075)	(17,075)
Balance at December 31, 2005	10,800,000	10,800	16,200	(20,902)	6,098
January 27, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
January 31, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 2, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 4, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 10, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
Net Loss	-	-	-	(18,875)	(18,875)
Balance at December 31, 2006	11,300,000	11,300	20,700	(39,777)	(7,777)
Net Loss	-	-	-	(14,577)	(14,577)

Balance at December 31, 2007	11,300,000	$ 11,300	$ 20,700	$ (54,354)	$ (22,354)

The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company) STATEMENT OF CASH FLOWS
	For the Year Ended December 31,		Cumulative Since December 4, 1995
	2007	2006	(Inception)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (14,577)	$ (18,875)	$ (54,354)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	1,263	1,157	4,252
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
Increase (Decrease) in Inventory	(1,171)	(949)	(2,120)
Decrease (Increase) in Accounts Receivable	320	-	-
Decrease (Increase) in Prepaid Expense	-	-	900
Decrease (Increase) in Accounts Payable	(7,808)	7,236	7,192
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Accrued Interest	665	-	665
Net Cash Used in Operating Activities	(21,308)	(11,431)	(38,833)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	(1,273)	-	(1,273)
Net Cash Provided by Investing Activities	(1,273)	-	(1,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Payable	22,100	-	22,150
Repayments of Related Party Payable	-	-	(50)
Proceeds from Sale of Common Stock	-	5,000	18,500
Net Cash Provided by Financing Activities	22,100	5,000	40,600
Net (Decrease) Increase in Cash	(481)	(6,431)	494
Cash at Beginning of Period	975	7,406	-
Cash at End of Period	$ 494	$ 975	$ 494
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 112	$ -	$ 112
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 54,000 for the period from December 4, 1995 (inception) to December 31, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $ 5 and $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2007, the Company has determined an allowance for doubtful accounts is not necessary.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customer

During the years ended December 31, 2007 and 2006, one customer accounted for 81% and 100% of the Company’s revenues. In 2007, the Company had revenues of $ 2,560 from Tully Hill and  total revenues were $3,155.  In 2006 the Company had revenues of $3,520 from Tully Hill.  The total revenues were $3,520.  The loss of this customer would adversely impact the business of the Company.

Major Supplier

During the year ended December 31, 2007 one supplier, Best Telecom accounted for 100% of the inventory purchased.   The loss of this supplier would adversely impact the business of the Company.

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value.  As of December 31, 2007 and 2006, inventory was valued at $2,120 and $949, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense was $1,263 for the year ended December 31, 2007 and $ 1,157 December 31, 2006 respectively.  Depreciation and amortization are computed using the full month, straight-line method over the estimated economic useful lives of the related assets as follows:

Asset	Rate
Phone Card Machines	7 years

Asset	Rate
Computer Equipment	4 years

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $494 and $975 as of December 31, 2007 and 2006 all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended December 31, 2007 and 2006.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the December 31, 2007 presentation

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2007, and 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2007, and 2006. In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options where granted to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2007 and 2006.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

~~In March 2006 the FASB issued SFAS No.  156 "  Accounting  for   Servicing  of Financial  Instruments - an amendment of FASB No.140,  Accounting  for Transfers and Servicing of Financial  Instruments and Extinguishments of Liabilities.  The statement  requires  an entity  to  recognize  a  servicing  asset or  servicing liability  each time it undertakes an obligation to service an asset by entering into a servicing contract,  requires all separately  recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an  entity  to choose  either  the  amortization  method  or fair  market  value measurement  method  for  subsequent  measurement  periods  for  each  class  of separately  recognized  servicing  assets and servicing  liabilities,  permits a one-time reclassification of available-for-sale securities to trading securities by entities  with  recognized  servicing  rights at its initial adoption,  and requires  separate  presentation of servicing  assets and servicing  liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements~~

~~In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  Management is evaluating the financial impact of this pronouncement.~~

~~ACTION INDUSTRIES, INC.~~

~~(A Development Stage Company)~~

~~NOTES TO FINANCIAL STATEMENTS~~

~~(Continued)~~

~~NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)~~

~~Recent Accounting Standards (Continued)~~

~~In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.~~

~~In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.~~

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

~~ACTION INDUSTRIES, INC.~~

~~(A Development Stage Company)~~

~~NOTES TO FINANCIAL STATEMENTS~~

~~(Continued)~~

~~NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)~~

~~Recent Accounting Standards (Continued)~~

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ deficit. The Company would also be required to present any net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  ("SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $56,941 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	$ 8,541	$ 6,467
Valuation Allowance	(8,541)	(6,467)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$ 2,187	$ 2,763
Increase (Decrease) in Valuation Allowance	(2,074)	(2,763)
Other Adjustments	(113)	-
	$ -	$ -

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

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 3 – UNCERTAIN TAX POSITIONS (continued)

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits ~~for~~ during ~~the nine months ended September 30,~~  2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 200 ~~3~~ 4 .. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	200 ~~3~~ 4 – Present

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

NOTE 5 - COMMITMENTS

As of December 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 6 – RELATED PARTY TRANSACTIONS

An Officer of the Company, Joseph C. Passalaqua, has previously advanced the Company $50 in order to pay general and administrative expenses.  As of December 31, 2007, the company owes $0 relating to this note.

A Shareholder of the Company, Oxford Financial Group, has advanced the Company $ 22,100.  These notes accrue simple interest at a rate of 8% annually and are payable in June 2008 or upon demand.  As of December 31, 2007, the company owes $22,100 relating to the principal on these notes and $665 in accrued simple interest.

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

On September 22, 2005, the Company issued 450,000 shares of common stock for cash at $0.01 per share.

On September 24, 2005, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

On January 27, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.

	~~2007~~	~~2006~~
~~Net Operating Losses~~	~~$ 8,541~~	~~$ 6,467~~
~~Valuation Allowance~~	 ~~(8,541)~~	~~(6,467)~~
	~~$ -~~	~~$ -~~

~~The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:~~

	~~2007~~	~~2006~~
~~Provision (Benefit) at US Statutory Rate~~	~~$ 2,187~~ 	~~$ 2,763~~
~~Increase (Decrease) in Valuation Allowance~~	~~(2,074)~~	~~(2,763)~~
~~Other Adjustments~~	 ~~(113)~~	 ~~-~~
	~~$ -~~	~~$ -~~

~~The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.~~

~~NOTE 3 – UNCERTAIN TAX POSITIONS~~

~~Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.~~

~~ACTION INDUSTRIES, INC.~~

~~(A Development Stage Company)~~

~~NOTES TO FINANCIAL STATEMENTS~~

~~(Continued)~~

~~NOTE 3 – UNCERTAIN TAX POSITIONS (continued)~~

~~Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.~~

~~With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:~~

~~United States (a)~~	~~2003 – Present~~

~~(a) Includes federal as well as state or similar local jurisdictions, as applicable.~~

~~NOTE 4- DEVELOPMENT STAGE COMPANY~~

~~The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage.  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.~~

~~NOTE 5 - COMMITMENTS~~

~~As of December 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.~~

~~ACTION INDUSTRIES, INC.~~

~~(A Development Stage Company)~~

~~NOTES TO FINANCIAL STATEMENTS~~

~~(Continued)~~

~~NOTE 6 – RELATED PARTY TRANSACTIONS~~

~~An Officer of the Company, Joseph C. Passalaqua, has previously advanced the Company $50 in order to pay general and administrative expenses.  As of December 31, 2007, the company owes $0 relating to this note.~~

~~A Shareholder of the Company, Oxford Financial Group, has advanced the Company $ 22,100.  These notes accrue simple interest at a rate of 8% annually and are payable in June 2008 or upon demand.  As of December 31, 2007, the company owes $22,100 relating to the principal on these notes and $665 in accrued simple interest.~~

~~NOTE 7- COMMON STOCK TRANSACTIONS~~

~~On September 10, 2003, the Company issued 9,000,000 shares of common stock in exchange for phone equipment valued at $8,100 and prepaid expenses valued at $900.~~

~~On February 26, 2004, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

~~On March 1, 2004, the Company issued 500,000 shares of common stock for cash at $0.01 per share.~~

~~On March 9, 2005, the Company issued 450,000 shares of common stock for consulting fees valued at $4,500.~~

~~On March 31, 2005, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

~~On May 12, 2005, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

~~On September 22, 2005, the Company issued 450,000 shares of common stock for cash at $0.01 per share.~~

~~On September 24, 2005, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

~~On January 27, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

~~ACTION INDUSTRIES, INC.~~

~~(A Development Stage Company)~~

~~NOTES TO FINANCIAL STATEMENTS~~

~~( Continued)~~

~~NOTE 7- COMMON STOCK TRANSACTIONS (Continued)~~

~~On January 31, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

~~On February 2, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

~~On February 4, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

~~On February 10, 2006, the Company issued 100,000 shares of common stock for cash at $0.01 per share.~~

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Principal Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal control over financial reporting that occurred during the last fiscal quarter of the year ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2007:

NAME	POSITION	AGE
Stephanie Passalaqua	President, Chief Executive Officer and Director	29
Inna Sheveleva	Secretary, Principal Financial Officer and Director	60

Our officers and directors are elected for a term of one year or until their successor is elected. Set forth below is a brief description of the background of our officers and directors.

Our Board of Directors is elected annually by our stockholders. Ms. Passalaqua and Ms. Sheveleva have served as directors of the Company since August, 2003. Directors receive no cash compensation for their services to us as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

The following sets forth certain information concerning the Company's officers and directors.

Stephanie Passalaqua is President and a director of the Company. She has held that position since March, 2005. Ms. Passalaqua also serves as a director of SoTech, Inc., a company with no current business activities, which will seek a combination with an operating company. In May, 2004 Ms. Passalaqua received an associate in applied science degree from Onondaga Community College, located in Onondaga, New York.

Inna Sheveleva has been the Secretary, Principal Financial Officer and a Director of the Company since 2003. Ms. Sheveleva attended The College of Arts located in Moscow, Russia where she received a Bachelor of Arts Degree in Drama. She also earned a Masters Degree in Drama in 1982. She co-produced and performed in a children's program that was televised throughout the Soviet Union. Ms. Sheveleva immigrated to the United States and since 1998 she has owned and operated Sheveleva Upholstery and Seamstery, a sole proprietorship.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and representations that no other reports were required, the Company believes that the following no persons who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because our stock is not trading on any exchange that would require such a code.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

Item 11.  Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation

Stephanie Passalaqua, President/Director	2007	None
Inna Sheveleva, Secretary/Director	2007	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2007 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock
Stephanie Passalaqua 8744 Riverside House Path Brewerton, NY 13029	450,000	4.0%
Inna Sheveleva 4055 Wetzel Road Liverpool, NY 13088	450,000	4.0%
Probst Capital, LLC 115 Perimeter Center Place Suite 170 Atlanta, GA 30346	2,700,000(2)	24.0%
Mary Passalaqua 106 Glenwood Drive South Liverpool, NY 13090	2,500,000	22.1%
Joan Fortman 7417 Herstone Green Drive Charlotte, NC 28277	2,631,500	24.0%
All Officers and Directors As a Group (2 persons)	900,000	8.0%

_____________________________________________________________________________________________

(1)  Applicable percentage ownership is based on 11,300,000 shares outstanding as of December 31, 2007. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2007.

(2)  Probst Capital, LLC is a Georgia limited liability company and it is beneficially owned by Richard W. Jones, a partner with the law firm of Jones, Haley & Mottern, P.C., which serves as counsel to the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services

Robison Hill & Company ("RHC") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by RHC for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $17,184 for the fiscal year ended December 31, 2006 and $4,361 for the fiscal year ended December 31, 2007.

Audit-Related Fees

The aggregate fees billed by RHC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended December 31, 2006, and $0 for the fiscal year ended December 31, 2007.

Tax Fees

The aggregate fees billed by RHC for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2006 were $116 and $39 for the fiscal year ended December 31, 2007.

All Other Fees

The aggregate fees billed by RHC for other products and services were $0 for the fiscal year ended December 31, 2006 and $0 for the fiscal year ended December 31, 2007.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

Item 15.  Exhibits and Financial Statement Schedules.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	Amended and Restated Certificate of Incorporation
*3.3	By-laws
*4.0	Stock Certificate
31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended

December 31, 2007.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended

December 31, 2007.

32.1	Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________________________________

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 8, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTION INDUSTRIES, INC.

Dated: March 27, 2008	By:	/s/Stephanie Passalaqua
	Name:	Stephanie Passalaqua
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/Stephanie Passalaqua	President/Director	March 27, 2008
Stephanie Passalaqua

/s/Inna Sheveleva	Secretary/Director	March 27, 2008
Inna Sheveleva