Form 10-Q
period 2008-03-31
Action Industries, Inc.
filed 2008-05-02
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]       No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,300,000 shares of $.001 par value common stock was outstanding as of March 31, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

ACTION INDUSTRIES, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements 3

Balance Sheet – March 31, 2008 (Unaudited) 4

Statements of Operations for the three months ended March 31, 2008 and the cumulative period from December 4, 1995 (inception) to September 30, 2007 (unaudited) 5

Statements of Cash Flows for the three months ended March 31, 2008 and the cumulative period from December 4, 1995 (inception) to September 30, 2007 (unaudited) 6

Notes to Unaudited Financial Statements 7-15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.  Quantitive and Qualitative Disclosure About Market Risks

17

Item 4.  Controls and Procedures

18

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

18

Item 1A.  Risk Factors

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.  Defaults Upon Senior Securities…………………

18

Item 4.  Submission of Matters to a Vote of Security Holders

18

Item 5.  Other Information

18

Item 6.  Exhibits

19

Signatures

19

Action Industries, Inc.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$ 431	$ 494
Accounts Receivable	320	-
Inventory	1,646	2,120
Total Current Assets	2,397	2,614
Property and Equipment:
Phone Card Machines	8,100	8,100
Computer Equipment	1,273	1,273
Less: Accumulated Depreciation	(4,621)	(4,252)
Net Property and Equipment	4,752	5,121

TOTAL ASSETS	$ 7,149	$ 7,735

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 5,254	$ 6,373
Related Party Accounts Payable	900	819
Commission Payable	132	132
Interest Payable	1,185	665
Shareholder Loan	26,400	22,100
Total Current Liabilities	33,871	30,089

Total Liabilities	33,871	30,089

Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at March 31, 2008 and December 31, 2007	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(58,722)	(54,354)

Total Stockholder's Equity	(26,722)	(22,354)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 7,149	$ 7,735

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three Months Ended		December 4,
	March 31,		1995
	2008	2007	(Inception)
Revenues:
Sales Revenue	$ 640	$ 1,210	$ 10,090
Cost of Operations	(764)	(1,165)	(11,909)

Gross Profits (Loss)	(124)	45	(1,819)

Expenses:
Accounting Fees	1,299	661	38,110
Consulting Fees	-	-	4,500
General and Administrative	844	54	4,810
Outside Services	-	-	3,750
Travel Expenses	1,580	-	4,435

Total Operating Expenses	3,723	715	55,605

Operating Income (loss)	(3,847)	(670)	(57,424)

Other (Income)Expense :
Interest Net	(521)	-	(1,186)

Net Loss Before Taxes
Franchise Tax	-	-	(112)

Net Income (Loss)	$ (4,368)	$ (670)	$ (58,722)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	11,300,000	11,254,260

The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)
			Cumulative Since
	For the Three Months Ended		December 4,
	March 31,		1995
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$ (4,368)	$ (670)	$ (58,722)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	369	289	4,621
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
Decrease (Increase) in Inventory	474	(1,096)	(1,646)
Decrease (Increase) in Accounts Receivable	(320)	320	(320)
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	(1,119)	635	7,054
Increase (Decrease) in Related Party Accounts Payable	81	-	(900)
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Accrued Interest	520	-	1,185
Net Cash Used in Operating Activities	(4,363)	(522)	(43,196)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of Property and Equipment	-	-	(1,273)
Net Cash Provided by Investing Activities	-	-	(1,273)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	4,300	-	26,450
Repayments of Related Party Payable	-	-	(50)
Proceeds from Sale of Common Stock	-	-	18,500
Net Cash Provided by Financing Activities	4,300	-	44,900
Net (Decrease) Increase in Cash	(63)	(522)	431
Cash at Beginning of Period	494	975	-
Cash at End of Period	$ 431	$ 453	$ 431
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ -	$ 112
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
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

Interim Financial Statements

The unaudited financial statements as of March 31, 2008 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 58,700 for the period from December 4, 1995 (inception) to March 31, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Major Customer

During the three months ended March 31, 2008, one customer accounted for 100% of the Company’s revenues.  The Company had revenues of $640 from Tully Hill.  The total revenues for March 31, 2008 were $640.  The loss of this customer would adversely impact the business of the Company.

During the three months ended March 31, 2007, one customer accounted for 79% of the Company’s revenues.  The Company had revenues of $960 from Tully Hill.  The total revenues for March 31, 2008 were $1,210.  The loss of this customer would adversely impact the business of the Company.

Major Supplier

During the three months ended March 31, 2008, the Company has not purchased any new phone cards from their one supplier, Best Telecom.

During the three months ended March 31, 2007, one supplier, Best Telecom, accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value.  As of March 31, 2008 and December 31, 2007, inventory was valued at $1,646 and $2,120, respectively.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense was $ 368 and $ 289 for the three months ended March 31, 2008 and March 31, 2007 respectively.  Depreciation and amortization are computed using the full month, straight-line method over the estimated economic useful lives of the related assets as follows:

Asset	Rate
Phone Card Machines	7 years

Asset	Rate
Computer Equipment	4 years

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $431 and $494 as of March 31, 2008 and December 31, 2007, all of which was fully covered by federal depository insurance.

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

There were no common equivalent shares outstanding during the periods of March 31, 2008 and March 31, 2007.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the March 31, 2008 presentation.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS 159 is effective for the Company as of the beginning of fiscal year 2009.  The adoption of this pronouncement did have an impact on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2- DEVELOPMENT STAGE COMPANY

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

NOTE 3 - COMMITMENTS

As of March 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – RELATED PARTY TRANSACTIONS

A Shareholder of the Company, Oxford Financial Group, has advanced the Company $ 26,400.  These notes accrue simple interest at a rate of 8% and 10% annually and are payable in June 2008 or upon demand.  As of March 31, 2008, the company owes $26,400 relating to the principal on these notes and $ 1,185 in accrued simple interest.

As of March 31, 2008, the Company currently has a Related Party Accounts Payable due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (husband to Mary Passalaqua a major shareholder, and an in-law to both Stephanie Passalaqua and Inna Sheveleva officers of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the quarter ended March 31, 2008 and 2007 were $1,299 and $662, respectively.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5- COMMON STOCK TRANSACTIONS

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES

Our total revenue decreased by $570 or approximately 47%, from $1,210 in the three months ended March 31, 2007 to $640 in the three months ended March 31, 2008. This decrease is due to a lower demand for phone cards from the major customer of Action Industries, Tully Hill in the current quarter.

COSTS OF SALES

Our overall cost of sales decreased by $ 401 or approximately 34%, from $1,165 in the three months ended March 31, 2007 to $764 in the three months ended March 31, 2008. Depreciation expense increased by $ 80 in the three months ended March 31, 2008 when compared with the three months ended March 31, 2007. This increase was due to the purchase and depreciation of computer equipment in the last quarter of 2007. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,008 or approximately 420% over the same period in 2007. Professional fees increased by $638 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense and postage and delivery expense increased by $790 and travel expense increased by $1,580 when comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. The bulk of the expense in 2007 and 2008 was used for accounting services and travel expenses.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had net equipment, phone card inventory, and cash assets of $7,149.  At March 31, 2008 the Company has total liabilities of $ 33,871, including the loans from a shareholder in the amount of $26,400 that are accruing simple interest at a rate of 8 % per annum and are payable upon demand. The current interest outstanding is $1,185 related to this note.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years of 2005, 2006, and 2007. The company has experienced a cumulative loss of $58,722 since inception to March 31, 2008. Our net losses were $4,368 and $670 in the three months ending March 31, 2008 and 2007 respectively and the losses are projected to continue in 2008. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of the date of March 31, 2008 of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Item 3.  Quantitive and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4.  Controls and Procedures.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under item 1 of the Company’s Registration Statement on Form 10-SB, as filed with the United States Securities and Exchange Commission on February 8, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Dated:  May 1, 2008

ACTION INDUSTRIES, INC.

By: /s/Stephanie Passalaqua

           Stephanie Passalaqua