Form 10-Q
period 2008-06-30
Action Industries, Inc.
filed 2008-07-17
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(Do not check if a smaller reporting company)

ACTION INDUSTRIES, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements 4

Balance Sheet – June 30, 2008 (Unaudited) 4

Statements of Operations for the six months ended June 30, 2008 and the cumulative period from December 4, 1995 (inception) to June 30, 2008 (unaudited) 5

Statements of Cash Flows for the six months ended June 30, 2008 and the cumulative period from December 4, 1995 (inception) to June 30, 2008 (unaudited) 6

Notes to Unaudited Financial Statements 7-15

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

18

Item 3.  Defaults Upon Senior Securities…………………

18

Item 4.  Submission of Matters to a Vote of Security Holders

18

Item 5.  Other Information

18

Item 6.  Exhibits

19

Signatures

19

Action Industries, Inc.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$ 513	$ 494
Accounts Receivable	-	-
Inventory	1,723	2,120
Total Current Assets	2,236	2,614
Property and Equipment:
Phone Card Machines	8,100	8,100
Computer Equipment	1,273	1,273
Less: Accumulated Depreciation	(4,990)	(4,252)
Net Property and Equipment	4,383	5,121
TOTAL ASSETS	$ 6,619	$ 7,735

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 9,900	$ 6,373
Related Party Accounts Payable	287	819
Commission Payable	132	132
Interest Payable	1,754	665
Shareholder Loan	31,400	22,100

Total Current Liabilities	43,473	30,089

Total Liabilities	43,473	30,089

Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at June 30, 2008 and December 31, 2007	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(68,854)	(54,354)

Total Stockholder's Equity	(36,854)	(22,354)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 6,619	$ 7,735

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months Ended		For the Six Months Ended		December 4,
	June 30,		June 30,		1995
	2008	2007	2008	2007	(Inception)
Revenues:
Sales Revenue	$ 715	$ 825	$ 1,355	$ 2,035	$ 10,805
Cost of Operations	(807)	(735)	(1,571)	(1,900)	(12,716)

Gross Profits (Loss)	(92)	90	(216)	135	(1,911)

Expenses:
Accounting Fees	7,700	11,162	8,999	11,823	45,810
Consulting Fees	-	-	-	-	4,500
General and Administrative	1,168	3,325	2,012	3,379	5,978
Outside Services	-	-	-	-	3,750
Travel Expenses	604	-	2,184	-	5,039

Total Operating Expenses	9,472	14,487	13,195	15,202	65,077

Operating Income (loss)	(9,564)	(14,397)	(13,411)	(15,067)	(66,988)

Other (Income)Expense :
Interest Net	(568)	(907)	(1,089)	(907)	(1,754)

Net Loss Before Taxes	(10,132)	(15,304)	(14,500)	(15,974)	(68,742)
Franchise Tax	-	(100)	-	(100)	(112)

Net Income (Loss)	$ (10,132)	$ (15,404)	$ (14,500)	$ (16,074)	$ (68,854)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	11,300,000	11,300,000	11,300,000	11,300,000

The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
			Cumulative Since
	For the Six Months Ended		December 4,
	June 30,		1995
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:	$ (14,500)	$ (16,074)	$ (68,854)
Net Loss
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization	738	578	4,990
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
Decrease (Increase) in Inventory	397	(650)	(1,723)
Decrease (Increase) in Accounts Receivable	-	320	-
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	3,527	12,741	9,900
Increase (Decrease) in Related Party Accounts Payable	(532)	662	287
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Accrued Interest	1,089	7	1,754
Net Cash Used in Operating Activities	(9,281)	(2,416)	(48,114)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	-	(1,273)
Net Cash Provided by Investing Activities	-	-	(1,273)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	9,300	2,500	31,450
Repayments of Related Party Payable	-	-	(50)
Proceeds from Sale of Common Stock	-	-	18,500
Net Cash Provided by Financing Activities	9,300	2,500	49,900
Net (Decrease) Increase in Cash	19	84	513
Cash at Beginning of Period	494	975	-
Cash at End of Period	$ 513	$ 1,059	$ 513
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ 100	$ 112
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
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

Interim Financial Statements

The unaudited financial statements as of June 30, 2008 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $68,854 for the period from December 4, 1995 (inception) to June 30, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2007 and June 30, 2008, there was no deferred revenue.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Major Customer

During the six months ended June 30, 2008, one customer accounted for 94% of the Company’s revenues.  The Company had revenues of $1,280 from Tully Hill.  The total revenues for June 30, 2008 were $1,355. The loss of this customer would adversely impact the business of the Company.

During the six months ended June 30, 2007, one customer accounted for 79% of the Company’s revenues.  The Company had revenues of $1,600 from Tully Hill.  The total revenues for June 30, 2007 were $ 2,035. The loss of this customer would adversely impact the business of the Company.

Major Supplier

During the six months ended June 30, 2008, one supplier, Best Telecom, accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value.  As of June 30, 2008 and December 31, 2007, inventory was valued at $1,723 and $2,120, respectively.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense was $738 and $578 for the six months ended June 30, 2008 and June 30, 2007 respectively.  Depreciation and amortization are computed using the full month, straight-line method over the estimated economic useful lives of the related assets as follows:

Asset	Rate
Phone Card Machines	7 years

Asset	Rate
Computer Equipment	4 years

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $513 and $494 as of June 30, 2008 and December 31, 2007, all of which was fully covered by federal depository insurance.

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

There were no common equivalent shares outstanding during the periods of June 30, 2008 and June 30, 2007.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the June 30, 2008 presentation.

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

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

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

NOTE 3 - COMMITMENTS

As of June 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – RELATED PARTY TRANSACTIONS

A Shareholder of the Company, Oxford Financial Group, has advanced the Company $ 31,400.  These notes accrue simple interest at a rate of 8% and 10% annually and are payable upon demand.  As of June 30, 2008, the company owes $31,400 relating to the principal on these notes and $ 1,754 in accrued simple interest.

As of June 30, 2008, the Company currently has a Related Party Accounts Payable in the amount of $287 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (husband to Mary Passalaqua a major shareholder and an in-law to both Stephanie Passalaqua and Inna Sheveleva officers of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the six months ended June 30, 2008 and 2007 were $2,099 and $1,323, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUES

Our total revenue decreased by $110 or approximately 13%, from $825 in the three months ended June 30, 2007 to $715 in the three months ended June 30, 2008. This decrease is due to a lower demand during the period for phone cards from the major customer of Action Industries, Tully Hill.

COSTS OF SALES

Our overall cost of sales increased by $72 or approximately 10%, from $735 in the three months ended June 30, 2007 to $807 in the three months ended June 30, 2008. Depreciation expense increased by $79 in the three months ended June 30, 2008 when compared with the three months ended June 30, 2007. This increase was due to the purchase and depreciation of computer equipment in the last quarter of 2007. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $5,015 or approximately 35% over the same period in 2007. Professional fees decreased by $3,462 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense and postage and delivery expense decreased by $2,157 and travel expense increased by $604 when comparing the three months ended June 30, 2008 to the three months ended June 30, 2007.  The bulk of the expense in 2007 and 2008 was used for accounting services and travel expenses.

THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

REVENUES

Our total revenue decreased by $680 or approximately 33%, from $2,035 in the six months ended June 30, 2007 to $1,355 in the six months ended June 30, 2008. This decrease is due to a lower demand for phone cards from the major customer of Action Industries, Tully Hill in 2008.

COSTS OF SALES

Our overall cost of sales decreased by $329 or approximately 17%, from $1,900 in the six months ended June 30, 2007 to $1,571 in the six months ended June 30, 2008. Depreciation expense increased by $159 in the six months ended June 30, 2008 when compared with the six months ended June 30, 2007. This increase was due to the purchase and depreciation of computer equipment in the last quarter of 2007. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $2,007 or approximately 13% over the same period in 2007. Professional fees decreased by $2,824 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense and postage and delivery expense decreased by $1,367  and travel expense increased by $2,184 when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007.  The bulk of the expense in 2007 and 2008 was used for accounting services and travel expenses.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had net equipment, phone card inventory, and cash assets of $6,619.  At June 30, 2008 the Company has total liabilities of $43,473, including the loans from a shareholder in the amount of $31,400 that are accruing simple interest at a rate of 8 % and 10% per annum and are payable upon demand. The current interest outstanding is $1,754 related to these notes.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years of 2005, 2006, and 2007. The company has experienced a cumulative loss of $68,854 since inception to June 30, 2008. Our net losses were $14,500 and $16,074 in the six months ending June 30, 2008 and 2007 respectively and the losses are projected to continue in 2008. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of the date of June 30, 2008 of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Dated:  July 17, 2008

ACTION INDUSTRIES, INC.

By:  /s/ Stephanie Passalaqua

           Stephanie Passalaqua