Form 10-Q
period 2008-09-30
Action Industries, Inc.
filed 2008-10-28
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Do not check if a smaller reporting company)

ACTION INDUSTRIES, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1.  Financial Statements

4

Balance Sheet – September 30, 2008 (Unaudited)

4

Statements of Operations for the nine months ended September 30, 2008 and the cumulative period from December 4, 1995 (inception) to September 30, 2008 (unaudited)

5

Statements of Cash Flows for the nine months ended September 30, 2008 and the cumulative period from December 4, 1995 (inception) to September 30, 2008 (unaudited)

6

Notes to Unaudited Financial Statements

7-15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.  Quantitive and Qualitative Disclosure About Market Risks

18

Item 4.  Controls and Procedures

18

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

19

Item 1A.  Risk Factors

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.  Defaults Upon Senior Securities…………………

19

Item 4.  Submission of Matters to a Vote of Security Holders

19

Item 5.  Other Information

19

Item 6.  Exhibits

20

Signatures

20

Action Industries, Inc.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$ 103	$ 494
Accounts Receivable	-	-
Inventory	2,310	2,120

Total Current Assets	2,413	2,614
Property and Equipment:
Phone Card Machines	8,100	8,100
Computer Equipment	1,273	1,273
Less: Accumulated Depreciation	(5,359)	(4,252)
Net Property and Equipment	4,014	5,121

TOTAL ASSETS	$ 6,427	$ 7,735

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 7,107	$ 6,373
Related Party Accounts Payable	1,150	819
Commission Payable	132	132
Interest Payable	2,434	665
Shareholder Loan	31,400	22,100

Total Current Liabilities	42,223	30,089

Total Liabilities	42,223	30,089

Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at September 30, 2008 and December 31, 2007	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(67,796)	(54,354)
Total Stockholder's Equity	(35,796)	(22,354)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 6,427	$ 7,735

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months Ended		For the Nine Months Ended		December 4,
	September 30,		September 30,		1995
	2008	2007	2008	2007	(Inception)
Revenues:
Sales Revenue	$ 640	$ 480	$ 1,995	$ 2,515	$ 11,445
Cost of Operations	(753)	(516)	(2,324)	(2,417)	(13,469)

Gross Profits (Loss)	(113)	(36)	(329)	98	(2,024)

Expenses:
Accounting Fees	862	872	9,861	3,295	46,672
Consulting Fees	-	-	-	-	4,500
General and Administrative	287	1,195	1,483	4,574	8,304
Outside Services	-	-	-	-	3,750

Total Operating Expenses	1,149	2,067	11,344	7,869	63,226

Operating Income (loss)	(1,262)	(2,103)	(11,673)	(7,771)	(65,250)

Other (Income)Expense :
Interest Net	(680)	(212)	(1,769)	(219)	(2,434)

Net Loss Before Taxes	(1,942)	(2,315)	(13,442)	(7,990)	(67,684)

Franchise Tax	-	-	-	(100)	(112)

Net Income (Loss)	$ (1,942)	$ (2,315)	$ (13,442)	$ (8,090)	$ (67,796)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	11,300,000	11,300,000	11,300,000	11,300,000

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS (Unaudited)
			Cumulative Since
	For the Nine Months Ended		December 4,
	September 30,		1995
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(13,442)	(8,090)	(67,796)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	1,107	868	5,359
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
Decrease (Increase) in Inventory	(190)	(423)	(2,310)
Decrease (Increase) in Accounts Receivable	-	320	-
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	734	(14,014)	7,107
Increase (Decrease) in Related Party Accounts Payable	331	1,889	1,150
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Accrued Interest	1,769	219	2,434
Net Cash Used in Operating Activities	(9,691)	(19,231)	(48,524)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	-	(1,273)
Net Cash Provided by Investing Activities	-	-	(1,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party Payable	-	-	50
Repayments of Related Party Payable	-	-	(50)
Proceeds from Stockholder Loan	9,300	22,100	31,400
Proceeds from Sale of Common Stock	-	-	18,500
Net Cash Provided by Financing Activities	9,300	22,100	49,900
Net (Decrease) Increase in Cash	(391)	2,869	103
Cash at Beginning of Period	494	975	-
Cash at End of Period	$ 103	$ 3,844	$ 103
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ 100	$ 112
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
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

Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $67,796 for the period from December 4, 1995 (inception) to September 30, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2007 and September 30, 2008, there was no deferred revenue.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Major Customer

During the nine months ended September 30, 2008, one customer accounted for 96% of the Company’s revenues.  The Company had revenues of $1,920 from Tully Hill.  The total revenues for September 30, 2008 were $1,995. The loss of this customer would adversely impact the business of the Company.

During the nine months ended September 30, 2007, one customer accounted for 76% of the Company’s revenues.  The Company had revenues of $1,920 from Tully Hill.  The total revenues for September 30, 2007 were $2,515. The loss of this customer would adversely impact the business of the Company.

Major Supplier

During the nine months ended September 30, 2008, one supplier, Best Telecom, accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value.  As of September 30, 2008 and December 31, 2007, inventory was valued at $2,310 and $2,120, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense was $1,107 and $868 for the nine months ended September 30, 2008 and September 30, 2007 respectively.  Depreciation and amortization are computed using the full month, straight-line method over the estimated economic useful lives of the related assets as follows:

Asset	Rate
Phone Card Machines	7 years

Asset	Rate
Computer Equipment	4 years

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $103 and $494 as of September 30, 2008 and December 31, 2007, all of which was fully covered by federal depository insurance.

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

There were no common equivalent shares outstanding during the periods of September 30, 2008 and September 30, 2007.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the September 30, 2008 presentation.

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

NOTE 3 - COMMITMENTS

As of September 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – RELATED PARTY TRANSACTIONS

A Shareholder of the Company, Oxford Financial Group, has advanced the Company $ 31,400.  These notes accrue simple interest at a rate of 8% and 10% annually and are payable upon demand.  As of September 30, 2008, the company owes $31,400 relating to the principal on these notes and $2,434 in accrued simple interest.

As of September 30, 2008, the Company currently has a Related Party Accounts Payable in the amount of $1,150 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (husband to Mary Passalaqua a major shareholder, and an in-law to both Stephanie Passalaqua and Inna Sheveleva officers of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the nine months ended September 30, 2008 and 2007 were $2,962 and $2,195, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

COSTS RELATED TO OUR OPERATION

THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total revenue increased by $160 approximately 33%, from $480 in the three months ended September 30, 2007 to $640 in the three months ended September 30, 2008. This increase is due to a higher demand for phone cards from the major customer of Action Industries, Tully Hill in 2008 in this quarter.

COSTS OF SALES

Our overall cost of sales increased by $237 or approximately 50%, from $516 in the three months ended September 30, 2007 to $753 in the three months ended September 30, 2008. Depreciation expense increased by $80 in the three months ended September 30, 2008 when compared with the three months ended September 30, 2007. This increase was due to the purchase and depreciation of computer equipment in the last quarter of 2007. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $918 or approximately 44% over the same period in 2007. Professional fees decreased by $10 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense, travel expense and postage and delivery expense decreased by $908 when comparing the three months ended September 30, 2008 to the three months ended September 30, 2007.  The bulk of the expense in three months ended September 30, 2008 was for accounting services.

THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

Our total revenue decreased by $520 or approximately 21%, from $2,515 in the nine months ended September 30, 2007 to $1,995 in the nine months ended September 30, 2008. This decrease is due to a lower demand for phone cards from the major customer of Action Industries, Tully Hill in 2008 in the first two quarters of 2008.

COSTS OF SALES

Our overall cost of sales decreased by $93 or approximately 4%, from $2,417 in the nine months ended September 30, 2007 to $2,324 in the nine months ended September 30, 2008. Depreciation expense increased by $239 in the nine months ended September 30, 2008 when compared with the nine months ended September 30, 2007. This increase was due to the purchase and depreciation of computer equipment in the last quarter of 2007. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $ 3,475 or approximately 44% over the same period in 2007. Professional fees increased by $6,566 over the same period in 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense, travel expense, and postage and delivery expense decreased by $3,091 when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007.  The bulk of the expense in the nine months ended September 30, 2008 was used for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had net equipment, phone card inventory, and cash assets of $6,427.  At September 30, 2008 the Company has total liabilities of $42,223, including the loans from a shareholder in the amount of $31,400 that are accruing simple interest at a rate of 8 % and 10% per annum and are payable upon demand. The current interest outstanding is $2,434 related to these notes.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years of 2005, 2006, and 2007. The company has experienced a cumulative loss of $67,796 since inception to September 30, 2008. Our net losses were $13,442 and $8,090 in the nine months ending September 30, 2008 and 2007 respectively and the losses are projected to continue in 2008. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of the date of September 30, 2008 of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, s and if, declared by the board of directors from funds legally available.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent managements current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

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

Dated:  October 28, 2008

ACTION INDUSTRIES, INC.

By:  /s/ Stephanie Passalaqua

           Stephanie Passalaqua

20