Form 10-K
period 2008-12-31
Action Industries, Inc.
filed 2009-04-10
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [ X ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2008 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2008 11,300,000 shares of the Company's $.001 par value common stock were issued and outstanding.

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

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

4

Item 1A.

Risk Factors

7

Item 2.

Properties

12

Item 3.

Legal Proceedings

12

Item 4.

Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.

Market for Registrant’s Related Stockholder Matters and Small Business

Issuer Purchases of Equity Securities

12

Item 6.

Selected Financial Data

13

Item 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 7A.

Quantitive and Qualitative Disclosures About Market Risk

15

Item 8.

Financial Statements and Supplementary Data

15

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

39

Item 9A(T).

Controls and Procedures

39

Item 9B.

Other Information

40

Item 10.

Directors, Executive Officers and Corporate Governance

40

PART III

Item 11.

Executive Compensation

41

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

42

Item 13.

Certain Relationships and Related Transactions, and Director Independence

42

Item 14.

Principal Accountant Fees and Services

43

Item 15.

Exhibits and Financial Statement Schedules

44

Signatures

45

PART I

Item 1.  Business.

THE COMPANY

Action Industries, Inc. was incorporated as a Georgia corporation in December, 1995, but it had no activity prior to August, 2003. The Company is a provider of prepaid telecommunications products and services in North America. We purchase long distance minutes from the owners of a prepaid phone card switching platform and then we sell the minutes to consumers who are authorized to access the network and its features for the number of minutes purchased. We currently purchase our long distance calling cards and related long distance minutes from Best Telecom, Inc., and we expect to continue to purchase the cards from that company, although we have no exclusive contract with Best Telecom, Inc. We may purchase cards from another vendor in the future. We offer convenient, easy-to-use and cost effective telecommunications solutions to individuals and small businesses primarily through the Action Industries phone card. These cards are marketed under the brand name "Talk the Talk." Talk the Talk is a brand name developed by us and to our knowledge, no other Company will use that name in connection with the sale of long distance calling cards. The Talk the Talk card provides consumers with a single point of access to prepaid telecommunications services and a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services include domestic calling, international long distance calling, as well as enhanced features, such as speed dial, message delivery, sequential calling, conference calling, content delivery, and voice and fax mailboxes. The Talk the Talk card may be recharged with a major credit card by phone or, in select retail locations, at the point of sale, allowing the user to add minutes as needed.

The Company's primary marketing and distribution focus is to target individuals in small businesses through local, regional and national retailers, including convenience stores, drug stores, supermarkets, food warehouse clubs, check cashing stores, gas stations, and discount stores. The product delivery system is an automatic card dispensing machine, which allows purchases at the point of sale. The card dispensing equipment is located in each store in close proximity to other types of vending machines.

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

PRODUCTS AND TELECOMMUNICATIONS SERVICES

The Talk the Talk card provides consumers with a single point of access to convenient, easy to use, cost-effective, telecommunications products and services at a fixed rate charge per minute or in the case of domestic calls, the distance of the call. The Talk the Talk card enables consumers to place local, long distance and international calls from virtually any touch-tone phone, without the need for coins, operator assistance, collect or other third party billed calls. Consumers can use the Talk the Talk card to place international long distance calls from the US to more than 200 countries at rates that are generally lower than the standard plan rates currently charged by AT&T, MCI and Sprint or the rate charged for a direct call from a payphone or hotel room. A connection through the Talk the Talk platform also costs less than a typical operator assisted connection or a collect call. Consumers can also utilize the Talk the Talk card to make international calls to the United States from more than 30 foreign countries.

Consumers access the services of the Talk the Talk card by dialing a toll-free number and entering a PIN printed on the back of the card. The system explains the service on a user's first call and guides callers through all of the card's features. Prior to any call being processed, the system will inform the caller of the time remaining on the card. The consumer is notified when there are five minutes and again when there are two minutes of calling time remaining on the Talk the Talk card. Time spent on a call or using the enhanced features will be automatically deducted from the remaining time on the card or billed to a preauthorized corporate account.

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

Voice and Fax Mailboxes.  The Talk the Talk card provides consumers a secure, personalized voice mailbox on selected cards which allows them to receive, retrieve, save and delete voice mail messages from virtually any touchtone phone. Talk the Talk also offers consumers fax mailbox capability on selected cards which allows consumers to receive, store and retrieve facsimile transmissions at any time by forwarding the faxed information to any facsimile machine or personal computer in the US and certain other countries. The fax mailbox provides consumers with the convenience of controlling the time and location of receipt of facsimile transmissions, enhancing the consumer's ability to receive confidential facsimile's and receive facsimiles at multiple or changing locations. Each time the consumer accesses his or her Talk the Talk card, the consumer will be notified if there are any new voice mail messages or facsimiles. The consumer also will have the ability to elect to be notified of waiting facsimiles.

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

MARKETING AND DISTRIBUTION

The Company markets it services through vending machines that dispense the long distance calling card. These machines accept monies and dispense cards in the proper denomination. These services are promoted by signs and stickers attached to the machine. In addition, direct solicitations will be made to vendors to become our distributors in consideration for a portion of the profit from the sale of the cards.

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

EMPLOYEES

As of December 31, 2008, we had a total of 2 employees, consisting of the Company President and Vice President, Joseph Meuse and Inna Sheveleva. Mr. Meuse and Ms. Sheveleva expect to devote approximately 30 hours per month to the affairs of the Company.

SERVICES AND PRODUCTS IN PREPAID PHONE CARDS

The Company's principal business is be the marketing and distribution of long distance calling cards for domestic calls and calls originating in the U.S. and terminating in selected countries. The Company negotiates the purchase of minutes from the owners of a prepaid phone card service provider on a discounted rate basis and then divides the block of minutes into discrete packages of minutes of long distance service tied to printed phone cards which are given an account designation identified by a PIN number. The cards are sold to distributors who place the cards in retail locations. The cards are sold for $5, $10, or $20 to retail customers. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used.

Swiped like a credit card, the prepaid phone card easily fits into a standard wallet. Generally, the front face indicates the denomination of the card. The back of the card contains a scratch-off surface covering the card number and personal identification number (a “PIN”). Most domestic prepaid cards utilize remote memory technology, which permits users to place local, long distance and international calls from any touch-tone phone by dialing a toll-free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per-minute charges for the call are automatically deducted from the prepaid account corresponding to the PIN as the call progresses.

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

OUR COMMON STOCK WILL BE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS

Control of a large amount of our common stock by a small number of shareholders could have an adverse effect on the market price of our common stock. The holdings of the three largest shareholders when combined with the holdings of our officers and directors is approximately 78% of the outstanding shares of common stock. Mary Passalaqua, the current owner of 22% of our outstanding shares is the mother-in-law of our President, Stephanie Passalaqua. In addition, 24% of our current outstanding shares is owned by Probst Capital, LLC, which is beneficially owned by Richard W. Jones, a partner with the law firm of Jones & Haley, P.C., which serve as counsel to the Company. (See "Security Ownership of Certain Beneficial Owners and Management.")

NO ASSURANCE OF PROFITABILITY

We have experienced losses since our inception, and we may not be able achieve or maintain profitability in the future.

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

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Our shares are currently thinly traded and they are subject to the penny stock rules and as such investors may find it more difficult to sell their shares.

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

BECAUSE WE HAVE LIMITED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 4, 1995, but the Company had no business operations until August 1, 2003. We have incurred losses of $72,465 as of December 31, 2008. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

WE FACE RISKS ASSOCIATED WITH A LARGE CUSTOMER AND THE LOSS OF THAT CUSTOMER COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S REVENUES.

During the year ended December 31, 2008, all of the Company's revenues were received from one customer – Tuly Hills, Inc. The loss of such a customer could result in severe financial hardship to the Company, unless the Company is able to replace that customer with a comparable customer or customers.

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

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have raised substantial doubt about our ability to continue as a going concern. Accordingly, we may never be able to achieve significant revenues and therefore remain a going concern.

THIS ANNUAL REPORT STATEMENT CONTAINS FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO US, OUR INDUSTRY AND TO OTHER BUSINESSES.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Related Stockholder Matters and Small Business Issuer Purchases of

Equity Securities.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol "ACTN". The closing price of our common stock, as reported by the OTC Bulletin Board on December 31, 2008, was $0.05.

National Association of Securities Dealers OTC Bulletin Board*

Quarter End	High	Low
September 30, 2007	.15	.15
December 31, 2007	.10	.06
March 31, 2008	.05	.02
June 30, 2008	.05	.05
September 30, 2008	.03	.03
December 31, 2008	.05	.05

*Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent and registrar for our common stock is Old Monmouth Stock Transfer, Inc. Their address is 200 Memorial Parkway, Atlantic Highland, New Jersey  07716. Their telephone number is (732) 872-2727. Their fax number is (732) 872-2728.

(b)

HOLDERS. As of December 31, 2008, there were approximately 60 record holders of 11,300,000 shares of the Company's common stock.

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

(e)

RECENT SALES OF UNREGISTERED SECURITIES.  During the year ended December 31, 2008, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

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

THE TWELVE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2007

REVENUES

Our total revenue decreased by $520 approximately 16%, from $3,155 in the twelve months ended December 31, 2007 to $2,635 in the twelve months ended December 31, 2008. This decrease is due to a lower demand for phone cards from the major customer of Action Industries, Tully Hill.

COSTS OF SALES

Our overall cost of sales decreased by $353 or approximately 10%, from $3,437 in the twelve months ended December 31, 2007 to $3,084 in the twelve months ended December 31, 2008. Depreciation expense increased by $212 in the twelve months ended December 31, 2008 when compared with the twelve months ended December 31, 2007. This increase was due to the purchase and depreciation of computer equipment at the end of the year in 2007. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $1,659 or approximately 12%, from $13,518 in the twelve months ended December 31, 2007 to $15,177 in the twelve months ended December 31, 2008. Professional fees increased by $4,835 over the same period in 2007. These are fees we pay to accountants, bookkeepers and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense, and postage and delivery expense decreased by $2,505 when comparing the twelve month period ending December 31, 2008 to the twelve month period December 31, 2007.  The bulk of the expense in 2008 was used for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2008, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had net equipment, phone card inventory, and cash assets of $5,302.  At December 31, 2008 the Company has total liabilities of $45,767, including the loans from a shareholder in the amount of $31,400 that are accruing simple interest at a rate of 8 % and 10% per annum and are payable upon demand. The current interest outstanding is $3,114 related to these notes.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years of 2007 and 2008. The company has experienced a cumulative loss of $(72,465) since inception to December 31, 2008. Our net losses were $(18,111) and $(14,577) in the twelve months ending December 31, 2008 and 2007 respectively and the losses are projected to continue in 2009. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of December 31, 2008. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

Item 7A.  Quantitive and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2008

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Action Industries, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Action Industries, Inc (a development stage company) as of December 31, 2008, and 2007, and the related statements of operations, and cash flows for the years ended December 31, 2008, and 2007, and the cumulative since December 4, 1995 (inception) to December 31, 2008, and the statement of stockholder’s equity since December 4, 1995 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Industries, Inc (a development stage company) as of December 31, 2008, and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, and 2007 and the cumulative since December 4, 1995 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $72,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

April 1, 2009

Action Industries, Inc.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$743	$ 494
Inventory	914	2,120

Total Current Assets	1,657	2,614

Property and Equipment:
Phone Card Machines	8,100	8,100
Computer Equipment	1,273	1,273
Less: Accumulated Depreciation	(5,728)	(4,252)
Net Property and Equipment	3,645	5,121
TOTAL ASSETS	$5,302	$ 7,735

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 9,383	$ 6,373
Related Party Accounts Payable	1,738	819
Commission Payable	132	132
Interest Payable	3,114	665
Shareholder Loan	31,400	22,100
Total Current Liabilities	45,767	30,089
Total Liabilities	45,767	30,089
Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at December 31, 2008 and December 31, 2007	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(72,465)	(54,354)
Total Stockholder's Equity	(40,465)	(22,354)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 5,302	$ 7,735

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
	For the Year Ended		December 4,
	December 31,		1995
	2008	2007	(Inception)
Revenues:
Sales Revenue	$ 2,635	$ 3,155	$ 12,085
Cost of Operations	(3,084)	(3,437)	(14,228)

Gross Profits (Loss)	(449)	(282)	(2,143)

Expenses:
Accounting Fees	12,249	7,414	49,060
Consulting Fees	-	-	4,500
General and Administrative	744	3,249	4,712
Outside Services	-	-	3,750
Travel	2,184	2,855	5,039

Total Operating Expenses	15,177	13,518	67,061
Operating Income (loss)	(15,626)	(13,800)	(69,204)
Other (Income)Expense :
Interest Net	(2,450)	(665)	(3,114)
Net Loss Before Taxes	(18,076)	(14,465)	(72,318)
Taxes	(35)	(112)	(147)
Net Income (Loss)	$ (18,111)	$ (14,577)	$ (72,465)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	11,300,000	11,300,000

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
				Deficit Accumulated Since December 4,	Total Stockholders'
	Common Stock		Paid in	1995	Equity
	Shares	Par Value	Capital	Inception	Deficiency

Balance at December 4, 1995 (Inception)	-	$ -	$ -	$ -	$ -
September 10, 2003, Stock issued for
Prepaid Expense and Equipment	9,000,000	9,000	-	-	9,000
Net Loss	-	-	-	-	-
Balance at December 31, 2003	9,000,000	9,000	-	-	9,000
February 26, 2004, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
March 1, 2004, Stock Issued for Cash at .01 per share	500,000	500	4,500	-	5,000
Net Loss	-	-	-	(3,827)	(3,827)
Balance at December 31, 2004	9,600,000	9,600	5,400	(3,827)	11,173
March 9, 2005, Stock Issued for Services at .01 per share	450,000	450	4,050	-	4,500
March 31, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
May 12, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
June 22, 2005, Stock Issued for Cash at .01 per share	450,000	450	4,050	-	4,500
June 24, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
Net Loss	-	-	-	(17,075)	(17,075)
Balance at December 31, 2005	10,800,000	10,800	16,200	(20,902)	6,098
January 27, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
January 31, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 2, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 4, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 10, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
Net Loss	-	-	-	(18,875)	(18,875)
Balance at December 31, 2006	11,300,000	11,300	20,700	(39,777)	(7,777)
Net Loss	-	-	-	(14,577)	(14,577)
Balance at December 31, 2007	11,300,000	11,300	20,700	(54,354)	(22,354)
Net Loss	-	-	-	(18,111)	(18,111)
Balance at December 31, 2008	11,300,000	$ 11,300	$ 20,700	$ (72,465)	$ (40,465)

The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company)
STATEMENT OF CASH FLOWS
			Cumulative Since
	For the Year Ended		December 4,
	December 31,		1995
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(18,111)	$ (14,577)	(72,465)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	1,475	1,263	5,728
Stock issued for Services		-	4,500
Changes in Operating Assets and Liabilities
Decrease (Increase) in Inventory	1,207	(1,171)	(914)
Decrease (Increase) in Accounts Receivable	-	320	-
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	3,009	(8,627)	9,383
Increase (Decrease) in Related Party Accounts Payable	919	819	1,738
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Accrued Interest	2,450	665	3,114
Net Cash Used in Operating Activities	(9,051)	(21,308)	(47,884)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of Property and Equipment	-	(1,273)	(1,273)
Net Cash Provided by Investing Activities	-	(1,273)	(1,273)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Related Party Payable	-	-	50
Repayments of Related Party Payable	-	-	(50)
Proceeds from Stockholder Loan	9,300	22,100	31,400
Proceeds from Sale of Common Stock	-	-	18,500
Net Cash Provided by Financing Activities	9,300	22,100	49,900
Net (Decrease) Increase in Cash	249	(481)	743
Cash at Beginning of Period	494	975	-
Cash at End of Period	$ 743	$ 494	$ 743
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ -	$ 112	$ 112

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $72,000 for the period from December 4, 1995 (inception) to December 31, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was originally incorporated under the laws of the State of Georgia on December 4, 1995.  On January 9, 2008, Action Industries Inc., a newly formed Nevada Corporation entered into a merger agreement with Action Industries Inc., Georgia Corporation.  In the merger agreement it was stated that the only surviving entity would be Action Industries Inc., Nevada Corporation (the “Company”) and as a result of the merger all the outstanding shares of the “disappearing” Action Industries, Georgia Corporation shall be exchanged for shares in the newly formed Nevada Corporation.

As of March 11, 2008, the Company is incorporated under the laws of the State of Nevada.  The Company is in the development stage, and has not commenced planned principal operations.  The Company has a December 31 year end.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $ 5 and $10.  The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured.  An allowance for bad debt is provided based on estimated losses.  For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits.  As of December 31, 2008 and 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility.  Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2008 and 2007, the Company has determined an allowance for doubtful accounts is not necessary.

Major Customer

During the years ended December 31, 2008 and 2007, one customer accounted for 97% and 81% of the Company’s revenues.  In 2008 the Company had revenues of $2,560 from Tully Hill.  The total revenues were $2,635.  In 2007, the Company had revenues of $ 2,560 from Tully Hill and total revenues were $3,155.  The loss of this customer would adversely impact the business of the Company.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Supplier

During the years ended December 31, 2008 and 2007 one supplier, Best Telecom accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

Inventory

The Company’s inventory consists entirely of phone cards.  Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value.  As of December 31, 2008 and 2007, inventory was valued at $914 and $2,120, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense was $1,475 and $1,263 for the years ended December 31, 2008 and 2007 respectively.  Depreciation and amortization are computed using the full month, straight-line method over the estimated economic useful lives of the related assets as follows:

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $743 and $494 as of December 31, 2008 and 2007 all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the period applicable to the common stockholders’ by the weighted average number of common shares outstanding during the period.  There were no common equivalent shares outstanding during the periods ended December 31, 2008. and 2007.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the December 31, 2008 presentation.

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method.  Accordingly, share-based compensation is measured at grant date, based on the fair value of the award.  Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended.  No stock options were granted to employees during the years ended December 31, 2008 and 2007, and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2008 and 2007.  In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options where granted to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R).  The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award.  Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.  To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2008 and 2007, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2008 and 2007.

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

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $74,000 that may be offset against future taxable income through 2028.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2008	2007
Net Operating Losses	$ 11,100	$ 8,541
Valuation Allowance	(11,100)	$ (8,541)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2008	2007
Provision (Benefit) at US Statutory Rate	$ (2,711)	$ (2,187)
Increase (Decrease) in Valuation Allowance	2,559	2,074
Other Adjustments	152	113
	$ -	$ -

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”.  The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2005.  The following describes the open tax years, by major tax jurisdiction, as of January 1, 2009:

United States (a)	2005 – Present

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

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - COMMITMENTS

As of December 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

A Shareholder of the Company, Oxford Financial Group, has advanced the Company $31,400.  These notes accrue simple interest at a rate of 8% and 10% annually and are payable upon demand.  As of December 31, 2008, the company owes $31,400 relating to the principal on these notes and $3,114 in accrued simple interest.

As of December 31, 2008, the Company currently has a Related Party Accounts Payable in the amount of $1,738 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (husband to Mary Passalaqua a major shareholder, and an in-law to both Stephanie Passalaqua and Inna Sheveleva officers of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the year ended December 31, 2008 and 2007 were $3,549 and $3,014, respectively.

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

.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation these officers have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting were effective as of December 31, 2008:

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Regulatory Statement

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2008:

NAME	POSITION	AGE
Joseph Meuse	President, Chief Executive Officer and Director	37
Inna Sheveleva	Secretary, Principal Financial Officer and Director	61

Our officers and directors are elected for a term of one year or until their successor is elected. Set forth below is a brief description of the background of our officers and directors.

Our Board of Directors is elected annually by our stockholders. Ms. Sheveleva has served as a director of the Company since August, 2003 and Mr. Meuse has served as a director since February, 2009. Directors receive no cash compensation for their services to us as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors.

The following sets forth certain information concerning the Company's officers and directors.

Mr. Meuse is the founder and president of Belmont Partners, an international financial consulting firm that specializes in reverse merger transactions. He is also the co-owner of PacWest LLC, a registered stock transfer agency and a principal of Global Filings, a company that provides Edgarizing services. Mr. Meuse has 13 years of financial management and advisory experience and holds Series 7, 24 and 6 licenses.

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

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and representations that no other reports were required, the Company believes that no persons who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11.  Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2008.

Name and Position	Year	Total Compensation
Joseph Meuse, President/Director	2008 2007	None None
Inna Sheveleva, Secretary/Director	2008 2007	None None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2008 no director expenses were reimbursed.

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

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock
Inna Sheveleva 4055 Wetzel Road Liverpool, NY 13088	450,000	4.0%
Probst Capital, LLC 115 Perimeter Center Place Suite 170 Atlanta, GA 30346	2,700,000(2)	24.0%
Mary Passalaqua 106 Glenwood Drive South Liverpool, NY 13090	2,500,000	22.1%
Joan Fortman 7417 Herstone Green Drive Charlotte, NC 28277	2,631,500	24.0%
All Officers and Directors As a Group (2 persons)	450,000	4.0%

_____________________________________________________________________________________________

(1)  Applicable percentage ownership is based on 11,300,000 shares outstanding as of December 31, 2008. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2008.

(2)  Probst Capital, LLC is a Georgia limited liability company and it is beneficially owned by Richard W. Jones, a partner with the law firm of Jones & Haley, P.C., which serves as counsel to the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.  Principal Accountant Fees and Services.

Robison Hill & Company ("RHC") is the Company's independent registered public accountant.

Audit Fees

The aggregate fees billed by RHC for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $17,184 for the fiscal year ended December 31, 2007 and $8,661 for the fiscal year ended December 31, 2008.

Audit-Related Fees

The aggregate fees billed by RHC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended December 31, 2007, and $0 for the fiscal year ended December 31, 2008.

Tax Fees

The aggregate fees billed by RHC for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007 were $116 and $39 for the fiscal year ended December 31, 2008.

All Other Fees

The aggregate fees billed by RHC for other products and services were $0 for the fiscal year ended December 31, 2007 and $0 for the fiscal year ended December 31, 2008.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

Item 15.  Exhibits and Financial Statement Schedules.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	Amended and Restated Certificate of Incorporation
*3.3	By-laws
*4.0	Stock Certificate
31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2008.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2008.

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

ACTION INDUSTRIES, INC.
/s/ Joseph Meuse
Dated: April 10, 2009	By:
	Name:	Joseph Meuse
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Joseph Meuse	President/Director	April 10, 2009
Joseph Meuse

/s/ Inna Sheveleva	Secretary/Director	April 10, 2009
Inna Sheveleva