Form 10-Q/A
period 2008-09-30
Action Industries, Inc.
filed 2009-07-28
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

{A0053072.DOC}

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

Dated:  June 30, 2009

ACTION INDUSTRIES, INC.

By: /s/ Joseph Meuse

           Joseph Meuse

20