Form 10-Q
period 2009-06-30
Action Industries, Inc.
filed 2009-08-13
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(Do not check if a smaller reporting company)

ACTION INDUSTRIES, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1.  Financial Statements

4

Balance Sheet – June 30, 2009 (Unaudited)

5

Statements of Operations for the six months ended June 30, 2009 and the cumulative period from December 4, 1995 (inception) to June 30, 2009 (unaudited)

6

Statements of Cash Flows for the six months ended June 30, 2009 and the cumulative period from December 4, 1995 (inception) to June 30, 2009 (unaudited)

7

Notes to Unaudited Financial Statements

8-16

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

19

Item 4T.  Controls and Procedures

19

PART II – OTHER INFORMATION:

Item 1.  Legal Proceedings

20

Item 1A.  Risk Factors

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.  Submission of Matters to a Vote of Security Holders

20

Item 5.  Other Information

20

Item 6.  Exhibits

21

Signatures

21

ACTION INDUSTRIES, INC.

(A Development Stage Company)

-:-

June 30, 2009

Action Industries, Inc.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$ 33	$ 743
Inventory	1,379	914
Total Current Assets	1,412	1,657
Property and Equipment:
Phone Card Machines	8,100	8,100
Computer Equipment	1,273	1,273
Less: Accumulated Depreciation	(6,465)	(5,728)

Net Property and Equipment	2,908	3,645

TOTAL ASSETS	$ 4,320	$ 5,302

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 13,551	$ 9,383
Related Party Accounts Payable	3,225	1,738
Related Party Note Payable	75	-
Commission Payable	132	132
Interest Payable	4,841	3,114
Shareholder Loan	43,409	31,400
Total Current Liabilities	65,233	45,767
Total Liabilities	65,233	45,767
Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at June 30, 2009 and December 31, 2008	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(92,913)	(72,465)
Total Stockholder's Equity	(60,913)	(40,465)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 4,320	$ 5,302

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months Ended		For the Six Months Ended		December 4,
	June 30,		June 30,		1995
	2009	2008	2009	2008	(Inception)
Revenues:
Sales Revenue	$ 725	$ 715	$ 1,365	$ 1,355	$ 13,450
Cost of Operations	(808)	(807)	(1,562)	(1,571)	(15,790)
Gross Profits (Loss)	(83)	(92)	(197)	(216)	(2,340)
Expenses:
Accounting Fees	14,200	7,700	17,487	8,999	66,547
Consulting Fees	-	-	-	-	4,500
General and Administrative	112	1,168	508	2,012	5,220
Outside Services	151	-	251	-	4,001
Travel	-	604	-	2,184	5,039
Total Operating Expenses	14,463	9,472	18,246	13,195	85,307
Operating Income (loss)	(14,546)	(9,564)	(18,443)	(13,411)	(87,647)

Other (Income)Expense:
Interest Net	(976)	(568)	(1,727)	(1,089)	(4,841)

Net Loss Before Taxes	(15,522)	(10,32)	(20,170)	(14,500)	(92,488)
Taxes	(28)	-	(278)	-	(425)
Net Income (Loss)	$ (15,550)	$ (10,132)	$ (20,448)	$ (14,500)	$ (92,913)
Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Shares
Outstanding	11,300,000	11,300,000	11,300,000	11,300,000

The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,		Cumulative Since December 4, 1995
	2009	2008	(Inception)
CASH FLOWS FROM OPERATING ACTIVITIES:	$ (20,448)	$ (14,500)	$ (92,913)
Net Loss
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	737	738	6,465
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
Decrease (Increase) in Inventory	(465)	397	(1,379)
Decrease (Increase) in Accounts Receivable	-	-	-
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	4,168	3,527	13,551
Increase (Decrease) in Related Party Accounts Payable	1,487	(532)	3,225
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Accrued Interest	1,727	1,089	4,841
Net Cash Used in Operating Activities	(12,794)	(9,281)	(60,678)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	-	(1,273)
Net Cash Provided by Investing Activities	-	-	(1,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party Note Payable	75	-	75
Proceeds from Shareholder Loan	12,009	9,300	43,409
Proceeds from Sale of Common Stock	-	-	18,500
Net Cash Provided by Financing Activities	12,084	9,300	61,984
Net (Decrease) Increase in Cash	(710)	19	33
Cash at Beginning of Period	743	494	-
Cash at End of Period	$ 33	$ 513	$ 33
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 278	$ -	$ 390
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
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

Interim Financial Statements

The unaudited financial statements as of June 30, 2009 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(92,913) for the period from December 4, 1995 (inception) to June 30, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was originally incorporated under the laws of the State of Georgia on December 4, 1995.  On January 9, 2008, Action Industries Inc., a newly formed Nevada Corporation entered into a merger agreement with Action Industries Inc., Georgia Corporation.  In the merger agreement it was stated that the only surviving entity would be Action Industries Inc., Nevada Corporation (The Company) and as a result of the merger all the outstanding shares of the “disappearing” Action Industries, Georgia Corporation shall be exchanged for shares in the newly formed Nevada Corporation.

As of March 11, 2008, the Company is incorporated under the laws of the State of Nevada. The Company is in the development stage, and has not commenced planned principal operations. The Company has a December 31 year end.

Nature of Business

The Company is primarily in the business of providing prepaid long distance calling cards and other telecommunication products.

The principal executive offices are located at: 8744 Riverside House Path Brewerton, NY  13029.  The Company’s telephone number is (315) 703-9012.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $5 and $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2009 and December 31, 2008, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2009 and December 31, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Major Customer

During the six months ended June 30, 2009, one customer (Tully Hill) accounted for 93% of the Company’s revenues. The Company had revenues of $1,280 from Tully Hill.  Total revenues for the period were $1,365.

During the six months ended June 30, 2008, one customer (Tully Hill) accounted for 94% of the Company’s revenues. The Company had revenues of $1,280 from Tully Hill.  The total revenues for the period were $1,355. The loss of this customer would adversely impact the business of the Company.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Supplier

During the six months ended June 30, 2009 and June 30, 2008, one supplier, Best Telecom accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value.  As of June 30, 2009 and December 31, 2008, inventory was valued at $1,379 and $914, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense was $737 and $738 for the six months ended June 30, 2009 and June 30, 2008 respectively.  Depreciation and amortization are computed using the full month, straight-line method over the estimated economic useful lives of the related assets as follows:

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $33 and $743 as of June 30, 2009 and December 31, 2008 all of which was fully covered by federal depository insurance.

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

There were no common equivalent shares outstanding during the periods ended June 30, 2009 and June 30, 2008.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, inventory, accounts receivable, property and equipment, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform to the June 30, 2009 presentation.

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the six months ended June 30, 2009 and the year ended December 31, 2008, and accordingly, no compensation expense was recognized under APB No. 25 for the six months ended June 30, 2009 and year ended December 31, 2008. In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options were granted to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the six months ended June 30, 2009 and year ended December 31, 2008, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statements of Operations at June 30, 2009 and 2008.

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

NOTE 3 - COMMITMENTS

As of June 30, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2009, a Shareholder of the Company, Oxford Financial Group, has advanced the Company $43,409.  These notes accrue simple interest at a rate of 8% and 10% annually and are payable upon demand.  As of June 30, 2009, the Company owes $43,409 related to the principal on these notes and $4,837 in accrued simple interest.

As of June 30, 2009, a Related Party, Joseph Passalaqua has advanced the Company $75.  This note accrues simple interest at a rate of 18% and is payable upon demand.  As of June 30 2009, the company owes $75 related to the principal on this note and $4 in accrued simple interest.

As of June 30, 2009, the Company currently has a Related Party Accounts Payable in the amount of $3,225 due to Lyboldt-Daly, Inc. for bookkeeping expenses.  Joseph Passalaqua (husband to Mary Passalaqua a major shareholder and in-law to Inna Sheveleva an officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services for the six months ended June 30, 2009 and 2008 were $1,687 and $2,009, respectively.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

COSTS RELATED TO OUR OPERATION

THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

REVENUES

Our total revenue increased by $10 or approximately 1%, from $715 in the three months ended June 30, 2008 to $725 in the three months ended June 30, 2009. This increase was attributable to a higher demand from our customers for our products and higher sales during the three months in 2009 over the same period in 2008.

COSTS OF SALES

Our overall cost of sales increased by $1 or approximately 1%, from $807 in the three months ended June 30, 2008 to $808 in the three months ended June 30, 2009. The total depreciation for the three months ended June 30, 2008 was $369 and for the three months ending June 30, 2009 was $368. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $4,991 or approximately 53% from $9,472 in the three months ended June 30, 2008 to $14,463 in the three months ended June 30, 2009. Professional fees increased by $6,500 when comparing the same three month period ending June 30, 2009 and June 30, 2008. These are fees we pay to accountants, bookkeepers and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense, and postage and delivery expense decreased by $1,056 when comparing the same three month period ending June 30, 2009 and June 30, 2008.  The bulk of the expense in 2009 was used for accounting services.

THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

REVENUES

Our total revenue increased by $10 or approximately 1%, from $1,355 in the six months ended June 30, 2008 to $1,365 in the six months ended June 30, 2009. This increase was attributable to a higher demand from our customers for our products and higher sales during the six months in 2009 over the same period in 2008.

COSTS OF SALES

Our overall cost of sales decreased by $9 or approximately 1%, from $1,571 in the six months ended June 30, 2008 to $1,562 in the six months ended June 30, 2009. The total depreciation was $738 and $737 for the six months ended June 30, 2008 and June 30, 2007 respectfully. We own telephone equipment which provides a service for a number of years.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $5,051 or approximately 38% from $13,195 in the six months ended June 30, 2008 to $18,246 in the six months ended June 30, 2009. Professional fees increased by $8,488 when comparing the same six month period ending June 30, 2009 and June 30, 2008. These are fees we pay to accountants, bookkeepers and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense, and postage and delivery expense decreased by $1,504 when comparing the same six month period ending June 30, 2009 and June 30, 2008.  The bulk of the expense in 2009 was used for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2008, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company had net equipment, phone card inventory, and cash assets of $4,320. At June 30, 2009 the Company had total liabilities of $65,233. This includes the loans from a shareholder in the amount of $43,409 that are accruing simple interest at a rate of 8% and 10%, and a related party note payable in the amount of $75 that is accruing simple interest at a rate of 18% per annum. Both the shareholder loan and the related party note are payable upon demand. The current interest outstanding is $4,841 related to these shareholder loans and note payable.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years of 2007 and 2008. The company has experienced a cumulative loss of $(92,913) since inception to June 30, 2009. Our net losses were$20,448 and $14,500 for the periods ending June 30, 2009 and December 31, 2008 respectively and the losses are projected to continue in 2009. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of the date of June 30, 2009 of this form 10-Q. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not Applicable.

Item 4T.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation these officers have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. It is also important to point out that all internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statements preparation and presentation.

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

Dated:  August ____, 2009

ACTION INDUSTRIES, INC.

By:  _______________________________________

Joseph Meuse

21