Form 10-Q
period 2009-09-30
Action Industries, Inc.
filed 2009-11-04
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

{A0055758.DOC}

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,300,000 shares of $.001 par value common stock was outstanding as of September 30, 2009.

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

{A0055758.DOC}

ACTION INDUSTRIES, INC.
(a corporation in the development stage)

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION:

Page

Item 1. Financial Statements

5

Balance Sheet – September 30, 2009 (Unaudited) and December 31, 2008

6

Statements of Operations for the three months ended September 30, 2009 and 2008 (Unaudited) and

For the nine months ended September 30, 2009 and 2008 (Unaudited) and for the cumulative period period from December 4, 1995 (inception) to September 30, 2009 (unaudited)

7

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited) and

For the cumulative period from December 4, 1995 (inception) to September 30, 2009 (unaudited)

8

Notes to Unaudited Financial Statements

9-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3. Quantitative and Qualitative Disclosure About Market Risks

20

Item 4. T. Controls and Procedures

20

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

21

Item 1A. Risk Factors

21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3. Defaults Upon Senior Securities…………………

21

Item 4. Submission of Matters to a Vote of Security Holders

21

Item 5. Other Information

21

Item 6. Exhibits

22

Signatures

22

{A0055758.DOC}

ACTION INDUSTRIES, INC.

(A Development Stage Company)

-:-

September 30, 2009

{A0055758.DOC}

CONTENTS

Page

Balance Sheets

September 30, 2009(Unaudited) and December 31, 2008……….

6

Statements of Operations

For the three months ended September 30, 2009 and 2008 (Unaudited) and

For the nine months ended September 30, 2009 and 2008(Unaudited) and

For the cumulative period from December 4, 1995 (inception)

to September 30, 2009 (Unaudited)

.7

Statements of Cash Flows

For the nine months ended September 30, 2009 and 2008 (Unaudited) and

For the cumulative period from December 4, 1995 (inception)

to September 30, 2009 (Unaudited)

.8

Notes to Financial Statements

9-17

{A0055758.DOC}

Action Industries, Inc.
(A Development Stage Company)
BALANCE SHEETS
	(Unaudited)
	September,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$ 67	$ 743
Inventory	1,511	914
Total Current Assets	1,578	1,657
Property and Equipment:
Phone Card Machines	8,100	8,100
Computer Equipment	1,273	1,273
Less: Accumulated Depreciation	(6,834)	(5,728)
Net Property and Equipment	2,539	3,645
TOTAL ASSETS	$ 4,117	$ 5,302
LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$ 17,154	$ 9,383
Related Party Accounts Payable	3,850	1,738
Related Party Note Payable	75	-
Commission Payable	132	132
Interest Payable	5,827	3,114
Shareholder Loan	43,409	31,400

Total Current Liabilities	70,447	45,767

Total Liabilities	70,447	45,767

Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at September 30, 2009 and December 31, 2008	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(98,330)	(72,465)

Total Stockholder's Equity	(66,330)	(40,465)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 4,117	$ 5,302

The accompanying notes are an integral part of these financial statements

{A0055758.DOC}

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months Ended		For the Nine Months Ended		December 4,
	September 30,		September 30,		1995
	2009	2008	2009	2008	(Inception)
Revenues:
Sales Revenue	$ 640	$ 640	$ 2,005	$ 1,995	$ 14,090
Cost of Operations	(763)	(753)	(2,325)	(2,324)	(16,553)

Gross Profits (Loss)	(123)	(113)	(320)	(329)	(2,463)

Expenses:
Accounting Fees	3,603	-	19,403	6,900	60,566
Related Party Bookkeeping Fees	625	862	2,312	2,961	10,209
Consulting Fees	-	-	-	-	4,500
General and Administrative	80	287	588	1,483	5,300
Outside Services	-	-	251	-	4,001
Travel	-	-	-	-	5,039

Total Operating Expenses	4,308	1,149	22,554	11,344	89,615

Operating Income (loss)	(4,431)	(1,262)	(22,874)	(11,673)	(92,078)

Other (Income)Expense :
Interest Net	(986)	(680)	(2,713)	(1,769)	(5,827)

Net Loss Before Taxes	(5,417)	(1,942)	(25,587)	(13,442)	(97,905)

Taxes	-	-	(278)	-	(425)

Net Income (Loss)	$ (5,417)	$ (1,942)	$ (25,865)	$ (13,442)	$ (98,330)

Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	11,300,000	11,300,000	11,300,000	11,300,000
The accompanying notes are an integral part of these financial statements

{A0055758.DOC}

Action Industries, Inc. (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)
	For the Nine Months Ended		Cumulative Since December 4,
	September 30,		1995
	2009	2008	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	(25,865)	(13,442)	(98,330)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	1,106	1,107	6,834
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
Decrease (Increase) in Inventory	(597)	(190)	(1,511)
Decrease (Increase) in Accounts Receivable	-	-	-
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	7,771	734	17,154
Increase (Decrease) in Related Party Accounts Payable	2,112	331	3,850
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Accrued Interest	2,713	1,769	5,827
Net Cash Used in Operating Activities	(12,760)	(9,691)	(60,644)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	-	(1,273)
Net Cash Provided by Investing Activities	-	-	(1,273)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party Note Payable	75	-	75
Proceeds from Shareholder Loan	12,009	9,300	43,409
Proceeds from Sale of Common Stock	-	-	18,500
Net Cash Provided by Financing Activities	12,084	9,300	61,984
Net (Decrease) Increase in Cash	(676)	(391)	67
Cash at Beginning of Period	743	494	-
Cash at End of Period	$ 67	$ 103	$ 67
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Franchise Taxes	$ 278	$ -	$ 425
Interest	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
The accompanying notes are an integral part of these financial statements

{A0055758.DOC}

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2009 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(98,330) for the period from December 4, 1995 (inception) to September 30, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

{A0055758.DOC}

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

{A0055758.DOC}

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $5 and $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2009 and December 31, 2008, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2009 and December 31, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Major Customer

During the nine months ended September 30, 2009, one customer, Tully Hill, accounted for 96% of the Company’s revenues. The Company had revenues of $1,920 from Tully Hill.  The total revenues for the period were $2,005. The loss of this customer would adversely impact the business of the Company.

During the nine months ended September 30, 2008, one customer, Tully Hill, accounted for 96% of the Company’s revenues. The Company had revenues of $1,920 from Tully Hill.  The total revenues were $1,995. The loss of this customer would adversely impact the business of the Company.

{A0055758.DOC}

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Supplier

During the nine months ended September 30, 2009 and 2008, one supplier, Best Telecom accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value.  As of September 30, 2009 and December 31, 2008, inventory was valued at $1,511 and $914, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense was $1,106 and $1,107 for the nine months ended September 30, 2009 and September 30, 2008 respectively.  Depreciation and amortization are computed using the full month, straight-line method over the estimated economic useful lives of the related assets as follows:

Asset	Rate
Phone Card Machines	7 years

Asset	Rate
Computer Equipment	4 years

Maintenance and repairs are charged to operations; betterments are capitalized.  The cost of property sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the property and related accumulated depreciation accounts, and any resulting gain or loss is credited or charged to income.

{A0055758.DOC}

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $67 and $743 as of September 30, 2009 and December 31, 2008 all of which was fully covered by federal depository insurance.

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

There were no common equivalent shares outstanding during the periods ended September 30, 2009 and September 30, 2008.

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

{A0055758.DOC}

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform to the September 30, 2009 presentation.

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

{A0055758.DOC}

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

NOTE 3 - COMMITMENTS

As of September 30, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

{A0055758.DOC}

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2009, a Shareholder of the Company, Oxford Financial Group, has advanced the Company $43,409.  These notes accrue simple interest at a rate of 8% and 10% annually and are payable upon demand.  As of September 30, 2009, the Company owes $43,409 related to the principal on these notes and $5,820 in accrued interest.

As of September 30, 2009, a Related Party, Joseph Passalaqua has advanced the Company $75.  This note accrues simple interest at a rate of 18% and is payable upon demand.  As of September 30 2009, the company owes $75 related to the principal on this note and $7 in accrued interest.

As of September 30, 2009, the Company currently has a Related Party Accounts Payable in the amount of $3,850 due to Lyboldt-Daly, Inc. for bookkeeping expenses.  Joseph Passalaqua (husband to Mary Passalaqua a major shareholder and in-law to Inna Sheveleva an officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services for the nine months ended September 30, 2009 and 2008 were $2,312 and $2,961, respectively.

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

{A0055758.DOC}

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - COMMON STOCK TRANSACTIONS (Continued)

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

{A0055758.DOC}

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

Our total revenue neither increased nor decreased.  The total revenue for the three months ended September 30, 2009 and September 30, 2008 was $640 for both periods.

COSTS OF SALES

Our overall cost of sales increased by $10 or approximately 1%, from $753 in the three months ended September 30, 2008 to $763 in the three months ended September 30, 2009. Depreciation expense decreased by $1 when comparing the three months ended September 30, 2008 and 2009. The total depreciation for the three months ended September 30, 2008 and September 30, 2009 was $369 and $368 for both periods respectively. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $3,159 or approximately 275%, from $1,149 in the three months ended September 30, 2008 to $4,308 in the three months ended September 30, 2009. Professional fees increased by $3,366 when comparing the same three month period ending September 30, 2009 and September 30, 2008. These are fees we pay to accountants, bookkeepers and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense, and postage and delivery expense decreased by $207 when comparing the same three month period ending September 30, 2009 and September 30, 2008.  The bulk of the expense in 2009 was used for accounting services.

THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

Our total revenue increased by $10, or approximately .5%, from 1,995 in the nine months ended September 30, 2008 to $2,005 in the nine months ended September 30, 2009.

COSTS OF SALES

Our overall cost of sales increased by $1 or approximately 1%, from $2,324 in the nine months ended September 30, 2008 to $2,325 in the nine months ended September 30, 2009. Depreciation expense decreased by $1 when comparing the nine months ended September 30, 2008 and 2009. The total depreciation for the nine months ended September 30, 2008 and September 30, 2009 was $1,107 and $1,106 respectively. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

{A0055758.DOC}

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $11,210 or approximately 99%, from $11,344 in the nine months ended September 30, 2008 to $22,554 in the nine months ended September 30, 2009. Professional fees increased by $11,854 when comparing the same nine month period ending September 30, 2008 and 2009. These are fees we pay to accountants, bookkeepers and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense, and postage and delivery expense decreased by $895 when comparing the same nine month period ending September 30, 2008 and 2009.  Outside services increased by $251 when comparing the same nine month period ending September 2008 and 2009. The bulk of the expense in 2009 was used for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2008, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company had net equipment, phone card inventory, and cash assets of $4,117.  At September 30, 2009 the Company had total liabilities of $70,447.  This includes the loans from a shareholder in the amount of $43,409 that are accruing simple interest at a rate of 8 % and 10%, and a related party note payable in the amount of $75 that is accruing simple interest at a rate of 18% per annum. Both the shareholder loan and the related party note are payable upon demand. The current interest outstanding is $5,827 related to these shareholder loans and note payable.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years of 2007 and 2008. The company has experienced a cumulative loss of $(98,330) since inception to September 30, 2009. Our net losses were$(25,865) and $(18,111) for the periods ending September 30, 2009 and December 31, 2008 respectively and the losses are projected to continue in 2009. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of September 30, 2009. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

{A0055758.DOC}

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

Item 4.T.  Controls and Procedures.

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

{A0055758.DOC}

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

{A0055758.DOC}

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

Dated:  November 3, 2009

ACTION INDUSTRIES, INC.

By: /s/ Joseph Meuse

Joseph Meuse

President, Principal Executive Officer,

Director

{A0055758.DOC}

22