Form 10-K
period 2009-12-31
Action Industries, Inc.
filed 2010-03-19
CIK 1296286

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-118199

_______________________________________________

ACTION INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

______________________________________________

Nevada	11-3699388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8744 Riverside House Path
Brewerton, New York	13029
(Address of principal executive offices)	(zip code)

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

Yes [  ]   No [ X ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2009 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2009 11,300,000 shares of the Company's $.001 par value common stock were issued and outstanding.

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

TABLE OF CONTENTS

Page

PART I

Item 1.
Business

4

Item 1A.
Risk Factors

7

Item 2.
Properties

11

Item 3.
Legal Proceedings

11

Item 4.
Submission of Matters to a Vote of Security Holders

11

PART II

Item 5.

Market for Registrant’s Related Stockholder Matters and Small Business

Issuer Purchases of Equity Securities

12

Item 6.
Selected Financial Data

12

Item 7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

14

Item 8.
Financial Statements and Supplementary Data

14

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

32

Item 9A(T).
Controls and Procedures

32

Item 9B.
Other Information

33

Item 10.
Directors, Executive Officers and Corporate Governance

33

PART III

Item 11.
Executive Compensation

34

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

35

Item 13.
Certain Relationships and Related Transactions, and Director Independence

36

Item 14.
Principal Accountant Fees and Services

36

Item 15.
Exhibits and Financial Statement Schedules

37

Signatures

38

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

The Company's primary marketing and distribution focus is to target individuals in small businesses. The product delivery system is an automatic card dispensing machine, which allows purchases at the point of sale. The card dispensing equipment is located in each store in close proximity to other types of vending machines.

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

MARKETING AND DISTRIBUTION

The Company markets its services through vending machines that dispense the long distance calling card. These machines accept monies and dispense cards in the proper denomination. These services are promoted by signs and stickers attached to the machine. In addition, direct solicitations will be made to vendors to become our distributors in consideration for a portion of the profit from the sale of the cards.

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

EMPLOYEES

As of December 31, 2009, we had a total of 2 employees, consisting of the Company President and Vice President, Joseph Meuse and Inna Sheveleva. Mr. Meuse and Ms. Sheveleva expect to devote approximately 30 hours per month to the affairs of the Company.

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

OUR COMMON STOCK WILL BE CONTROLLED BY A SMALL NUMBER OF SHAREHOLDERS

Control of a large amount of our common stock by a small number of shareholders could have an adverse effect on the market price of our common stock. The holdings of the three largest shareholders when combined with the holdings of our officers and directors is approximately 78% of the outstanding shares of common stock. In addition, 24% of our current outstanding shares are owned by Probst Capital, LLC, which is beneficially owned by Richard W. Jones, a partner with the law firm of Jones & Haley, P.C., which serve as counsel to the Company. (See "Security Ownership of Certain Beneficial Owners and Management.")

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

WE WILL DEPEND ON OTHER COMPANIES FOR OUR LONG DISTANCE SERVICES

We do not own a long distance network. Therefore, we will be dependent on others for the supply of long distance minutes. We purchase our cards from a long distance provider that supplies our long distance minutes that we then resell. Accordingly, we do not currently have contracts with suppliers for the purchase and delivery of such minutes. Failure to obtain service from a long distance provider could result in significant delivery delays, thereby adversely affecting our anticipated marketing efforts, customer relations, revenues and profitability. Our relationships with our customers could be adversely affected by failures in the networks and services of third party providers. There is no assurance we will be able to obtain the long distance minutes and services from third party providers or that we will be able to obtain such services at a bulk rate that makes our business plan viable. Also, termination or impairment of our relationship with key suppliers could adversely affect our revenues and results of operations.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADDITIONAL FINANCING MAY NOT BE AVAILABLE

We currently anticipate that our available cash resources combined with loans from current shareholders will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months. We may need to raise additional capital, however, to fund more rapid expansion, to develop new and to enhance existing services to respond to competitive pressure, and to acquire complementary business or develop products.

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

BECAUSE WE HAVE LIMITED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on December 4, 1995, but the Company had no business operations until August 1, 2003. We have incurred losses of $104,112 as of December 31, 2009. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.

WE FACE RISKS ASSOCIATED WITH A LARGE CUSTOMER AND THE LOSS OF THAT CUSTOMER COULD HAVE A NEGATIVE IMPACT ON THE COMPANY'S REVENUES.

During the year ended December 31, 2009, all of the Company's revenues were received from one customer – Tuly Hills, Inc. The loss of such a customer could result in severe financial hardship to the Company, unless the Company is able to replace that customer with a comparable customer or customers.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Related Stockholder Matters and Small Business Issuer Purchases of

Equity Securities.

(a)

MARKET INFORMATION. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol "ACTN". The closing price of our common stock, as reported by the OTC Bulletin Board on December 31, 2009, was $0.02.

National Association of Securities Dealers OTC Bulletin Board*

Quarter End	High	Low
September 30, 2008	.03	.03
December 31, 2008	.05	.05
March 31, 2009	.01	.01
June 30, 2009	.03	.03
September 30, 2009	.08	.08
December 31, 2009	.02	.02

*Over-the-counter market quotations reflects high and low bid quotations and inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent and registrar for our common stock is PacWest Transfer Company. Their address is 4045 S. Spencer Street, Suite 403, Las Vegas Nevada 89119. Their telephone number is (702) 361-3033. Their fax number is (702) 433-1979.

(b)

HOLDERS. As of December 31, 2009, there were approximately 60 record holders of 11,300,000 shares of the Company's common stock.

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

(e)

RECENT SALES OF UNREGISTERED SECURITIES.  During the year ended December 31, 2009, we did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

COSTS RELATED TO OUR OPERATION

THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

REVENUES

Our total revenue increased by $10 or less than approximately 1%, from $2,635 in the year ended December 31, 2008 to $2,645 in the year ended December 31, 2009. This increase was attributable to a slightly higher demand from our customers for our products and higher sales during the year ended December 31, 2009 over the same period in 2008.

COSTS OF SALES

Our overall cost of sales increased by $13 or approximately less than 1%, from $3,084 in the year ended December 31, 2008 to $3,097 in the year ended December 31, 2009. Depreciation expense neither increased nor decreased. The total depreciation was $1,475 for both years 2008 and 2009 respectively. We own telephone equipment which provides a service for a number of years. The term of service is commonly referred to as the "useful life" of the asset. Because an asset such as telephone equipment or motor vehicle is expected to provide service for many years, it is recorded as an asset, rather than an expense, in the year acquired. A portion of the cost of the long-lived asset is reported as an expense each year over its useful life and the amount of the expense in each year is determined in a rational and systematic manner.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $12,042 or approximately 79% from $15,177 in the year ended December 31, 2008 to $27,219 in the year ended December 31, 2009. Professional fees increased by $13,817 when comparing the year ended December 30, 2008 and December 31, 2009. These are fees we pay to accountants and bookkeepers throughout the year for performing various tasks. General and Administrative expenses, made up primarily of office expense, and postage and delivery expense decreased by $77 when comparing the same period in 2008 and 2009.  Outside Services, made up primarily of stock transfer fees increased by $486 comparing the same period in 2008 and 2009. Travel expense decreased by $2,184 when comparing the same period in 2008 and 2009. The bulk of the expense in 2009 was used for accounting and bookkeeping services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2009, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company had net equipment, phone card inventory, and cash assets of $3,931.  At December 31, 2009 the Company had total liabilities of $76,043.  This includes a Shareholder Note Payable in the amount of $75 that is accruing simple interest at a rate of 18%, a Convertible Shareholder Note Payable in the amount of $49,229 that is accruing simple interest at a rate of 8%, accounts payable in the amount of $20,880, and a Related Party payable in the amount of $4,735 that is non-interest bearing. Both the Shareholder Note Payable and the Convertible Shareholder Note Payable are payable upon demand. The current interest outstanding is $992 related to the Shareholder Note Payable and the Convertible Shareholder Note Payable.

CASH FLOW

Our primary sources of liquidity have been cash from operations and shareholder loans.

WE MAY HAVE TO DISCONTINUE OPERATIONS

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in the fiscal years of 2008 and 2009.

The Company has experienced a cumulative loss of $(104,112) since inception to December 31, 2009. Our net losses were $(31,647) and $(18,111) for the years ended December 31, 2009 and December 31, 2008 respectively and the losses are projected to continue in 2010. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

COMMON STOCK

We are authorized to issue 100,000,000 shares of Common Stock, with a par value of $0.001. There are 11,300,000 shares of Common Stock issued and outstanding as of December 31, 2009. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available..

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2009

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Action Industries, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Action Industries, Inc (a development stage company) as of December 31, 2009, and 2008, and the related statements of operations, and cash flows for the years ended December 31, 2009, and 2008, and the cumulative since December 4, 1995 (inception) to December 31, 2009, and the statement of stockholder’s equity since December 4, 1995 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Industries, Inc (a development stage company) as of December 31, 2009, and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009, and 2008 and the cumulative since December 4, 1995 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $104,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Robison, Hill & Company

Certified Public Accountants

Salt Lake City, Utah

March 19, 2010

Action Industries, Inc.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$ 126	$ 743
Inventory	1,635	914
Total Current Assets	1,761	1,657
Property and Equipment:
Phone Card Machines	8,100	8,100
Computer Equipment	1,273	1,273
Less: Accumulated Depreciation	(7,203)	(5,728)
Net Property and Equipment	2,170	3,645
TOTAL ASSETS	$ 3,931	$ 5,302
LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable & Accrued Liabilities	$ 20,880	$ 9,383
Related Party Payable	4,735	1,738
Commission Payable	132	132
Convertible Shareholder Note Payable	49,229	-
Interest Payable	992	3,114
Shareholder Note Payable	75	31,400
Total Current Liabilities	76,043	45,767
Total Liabilities	76,043	45,767
Stockholder's Equity
Common Stock- $.001 par value; Authorized
100,000,000 shares, Issued 11,300,000 shares
at December 31, 2008 and December 31, 2007	11,300	11,300
Additional Paid-In Capital	20,700	20,700
Deficit Accumulated During the Development Stage	(104,112)	(72,465)
Total Stockholder's Equity	(72,112)	(40,465)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 3,931	$ 5,302

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
	For the Year Ended		December 4,
	December 31,		1995
	2009	2008	(Inception)
Revenues:
Sales Revenue	$ 2,645	$ 2,635	$ 14,730
Cost of Operations	(3,097)	(3,084)	(17,325)
Gross Profits (Loss)	(452)	(449)	(2,595)
Expenses:
Accounting Fees	23,104	8,700	64,267
Related Party Accounting Fees	2,962	3,549	10,859
Consulting Fees	-	-	4,500
General and Administrative	667	744	5,379
Outside Services	486	-	4,236
Travel	-	2,184	5,039
Total Operating Expenses	27,219	15,177	94,280

Operating Income (loss)	(27,671)	(15,626)	(96,875)

Other (Income)Expense :
Interest Net	(3,698)	(2,450)	(6,812)

Net Loss Before Taxes	(31,369)	(18,076)	(103,687)

Taxes	(278)	(35)	(425)

Net Income (Loss)	$ (31,647)	$ (18,111)	$ (104,112)
Basic & Diluted Loss per Share	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	11,300,000	11,300,000

The accompanying notes are an integral part of these financial statements

Action Industries, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				Since	Total
				December 4,	Stockholders'
	Common Stock		Paid in	1995	Equity
	Shares	Par Value	Capital	Inception	Deficiency

Balance at December 4, 1995 (Inception)	-	$ -	$ -	$ -	$ -
September 10, 2003, Stock issued for
Prepaid Expense and Equipment	9,000,000	9,000	-	-	9,000
Net Loss	-	-	-	-	-
Balance at December 31, 2003	9,000,000	9,000	-	-	9,000
February 26, 2004, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
March 1, 2004, Stock Issued for Cash at .01 per share	500,000	500	4,500	-	5,000
Net Loss	-	-	-	(3,827)	(3,827)
Balance at December 31, 2004	9,600,000	9,600	5,400	(3,827)	11,173
March 9, 2005, Stock Issued for Services at .01 per share	450,000	450	4,050	-	4,500
March 31, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
May 12, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
June 22, 2005, Stock Issued for Cash at .01 per share	450,000	450	4,050	-	4,500
June 24, 2005, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
Net Loss	-	-	-	(17,075)	(17,075)
Balance at December 31, 2005	10,800,000	10,800	16,200	(20,902)	6,098
January 27, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
January 31, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 2, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 4, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
February 10, 2006, Stock Issued for Cash at .01 per share	100,000	100	900	-	1,000
Net Loss	-	-	-	(18,875)	(18,875)
Balance at December 31, 2006	11,300,000	11,300	20,700	(39,777)	(7,777)
Net Loss	-	-	-	(14,577)	(14,577)
Balance at December 31, 2007	11,300,000	11,300	20,700	(54,354)	(22,354)
Net Loss	-	-	-	(18,111)	(18,111)
Balance at December 31, 2008	11,300,000	11,300	20,700	(72,465)	(40,465)
Net Loss	-	-	-	(31,647)	(31,647)
Balance at December 31, 2009	11,300,000	$ 11,300	$ 20,700	$ (104,112)	$ (72,112)
The accompanying notes are an integral part of these financial statements

Action Industries, Inc. (A Development Stage Company) STATEMENT OF CASH FLOWS
	For the Year Ended December 31,		Cumulative Since December 4, 1995
	2009	2008	(Inception)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(31,647)	(18,111)	(104,112)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and Amortization	1,475	1,475	7,203
Stock issued for Services	-	-	4,500
Changes in Operating Assets and Liabilities
Decrease (Increase) in Inventory	(721)	1,207	(1,635)
Decrease (Increase) in Accounts Receivable	-	-
Decrease (Increase) in Prepaid Expense	-	-	900
Increase (Decrease) in Accounts Payable	11,732	3,009	21,115
Increase (Decrease) in Related Party Accounts Payable	2,762	919	4,500
Increase (Decrease) in Commission Payable	-	-	132
Increase (Decrease) in Accrued Interest	3,698	2,450	6,812
Net Cash Used in Operating Activities	(12,701)	(9,051)	(60,585)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	(1,273)
Net Cash Provided by Investing Activities	-	-	(1,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Payable	-	-	50
Repayments of Related Party Payable	-	-	(50)
Proceeds from Shareholder Notes Payable	12,084	9,300	43,484
Proceeds from Sale of Common Stock	-	-	18,500
Net Cash Provided by Financing Activities	12,084	9,300	61,984
Net (Decrease) Increase in Cash	(617)	249	126
Cash at Beginning of Period	743	494	-
Cash at End of Period	$ 126	$ 743	$ 126
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -	$ -
Franchise Taxes	$ 288	$ -	$ 400
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shareholder Loan and Converted to Convertible Shareholder Note Payable	$ 43,409	$ -	$ 43,409
Accrued Interest Converted to Convertible Shareholder Note Payable	$ 5,820	$ -	$ 5,820
Stock Issued for Prepaid Expenses	$ -	$ -	$ 900
Stock Issued for Services	$ -	$ -	$ 4,500
Stock Issued for Equipment	$ -	$ -	$ 8,100
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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $104,000 for the period from December 4, 1995 (inception) to December 31, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling pre-paid phone cards in increments of $ 5 and $10. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2009, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2009, the Company has determined an allowance for doubtful accounts is not necessary.

Major Customer

During the years ended December 31, 2009 and 2008, one customer accounted for 97% of the Company’s revenues for both years. In 2009, the Company had revenues of $2,560 from Tully Hill and total revenues were $2,645. In 2008 the Company had revenues of $2,560 from Tully Hill and total revenues were $2,635. The loss of this customer would adversely impact the business of the Company.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Supplier

During the years ended December 31, 2009 and 2008 one supplier, Best Telecom, accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

Inventory

The Company’s inventory consists entirely of phone cards. Inventory is recorded at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value.  As of December 31, 2009 and 2008, inventory was valued at $1,635 and $914, respectively.

Fixed Assets

Fixed assets are stated at cost.  Depreciation expense was $1,475 for each of the years ended December 31, 2009 and 2008.  Depreciation and amortization are computed using the full month, straight-line method over the estimated economic useful lives of the related assets as follows:

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $126 and $743 as of December 31, 2009 and 2008 all of which was fully covered by federal depository insurance.

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

Diluted loss per share has been computed based on an increased number of shares that would be outstanding assuming the convertible shareholder notes payable were converted to 2,008,440 common shares as of December 31, 2009.  The effect of outstanding common stock equivalents are anti-dilutive for 2009 and are thus not considered.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, inventory, accounts receivable, property and equipment, accounts payable and notes payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

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

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform to the December 31, 2009 presentation.

Recent Accounting Standards

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2009, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through March 19, 2010, which is the date on which the financial statements were issued.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $104,000 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$ 15,600	$ 11,100
Valuation Allowance	(15,600)	(11,100)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2009	2008
Provision (Benefit) at US Statutory Rate	$ (4,747)	$ (2,711)
Increase (Decrease) in Valuation Allowance	4,500	2,559
Other Adjustments	247	152
	$ -	$ -

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2009.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2010:

United States (a)	2006 – Present

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

ACTION INDUSTRIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

NOTE 5 - COMMITMENTS

As of December 31, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2007 – 2009, a Shareholder of the Company, Oxford Financial Group (Oxford), advanced the Company $43,409.  These notes accrued simple interest at a rate of 8% and 10% annually and were payable upon demand.  On October 1, 2009, the principal amount of $43,409 and interest amount of $5,820 of these loans were converted into one Convertible Note that is accruing simple interest at 8%. As of December 31, 2009, the Company owes $49,229 related to the principal on this Convertible Note and $982 in accrued interest.  The note (principal and accrued interest) is convertible at $0.08 per share, which was the quoted market price of the company’s common stock on October 1, 2009.  As of December 31, 2009 the note and accrued interest is convertible, upon written request of Oxford, into 627,637 shares of the company’s common stock.  As of the date of this report, the Company has not been notified of any intent to convert nor has any portion of the note or accrued interest been converted.

As of December 31, 2009, a Related Party, Joseph Passalaqua has advanced the Company $75.  This note accrues simple interest at a rate of 18% and is payable upon demand.  As of December 31, 2009, the company owes $75 related to the principal on this note and $10 in accrued interest.

As of December 31, 2009, the Company currently has a Related Party Accounts Payable in the amount of $4,500 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (husband to Mary Passalaqua a major shareholder, and an in-law to Inna Sheveleva, an officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the year ended December 31, 2009 and 2008 were $2,962 and $3,549, respectively.

Joseph Meuse, President of the Company is also a co-owner of PacWest LLC, a registered stock transfer agency used by the Company.  Total stock transfer fees paid by Action for 2009 were $486.00, with $235.00 in accounts payable as of 12/31/09.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company's internal control over financial reporting were effective as of December 31, 2009:

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding the Company's directors and executive officers for the fiscal year ended December 31, 2009:

NAME	POSITION	AGE
Joseph Meuse	President, Chief Executive Officer and Director	38
Inna Sheveleva	Secretary, Principal Financial Officer and Director	62

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

Mr. Meuse is the founder and president of Belmont Partners, an international financial consulting firm that specializes in reverse merger transactions. He is also the co-owner of PacWest LLC, a registered stock transfer agency and a principal of Global Filings, a company that provides Edgarizing services. Mr. Meuse has 14 years of financial management and advisory experience and holds Series 7, 24 and 6 licenses.

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

None.

(d) Involvement in Certain Legal Proceedings.

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on representations that no reports were required, the Company believes that no persons who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11.  Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2009.

Name and Position	Year	Total Compensation
Joseph Meuse, President/Director	2008 2009	None None
Inna Sheveleva, Secretary/Director	2008 2009	None None

Director Compensation

We do not currently pay any cash fees to our directors, but we do pay directors' expenses in attending board meetings. During the year ended December 31, 2009 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

 Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Percentage Ownership of Common Stock(1)
Inna Sheveleva 4055 Wetzel Road Liverpool, NY 13088	450,000	4.0%
Probst Capital, LLC 115 Perimeter Center Place Suite 170 Atlanta, GA 30346	2,700,000(2)	24.0%
Mary Passalaqua 106 Glenwood Drive South Liverpool, NY 13090	2,500,000	22.1%
Joan Fortman 7417 Herstone Green Drive Charlotte, NC 28277	2,631,500	24.0%
All Officers and Directors As a Group (2 persons)	450,000	4.0%

_____________________________________________________________________________________________

(1)  Applicable percentage ownership is based on 11,300,000 shares outstanding as of December 31, 2009. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2009.

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

Audit Fees

The aggregate fees billed by RHC for professional services rendered for the audits of our annual financial statements and reviews of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $8,661 for the fiscal year ended December 31, 2008 and $22,854 for the fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed by RHC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 for the fiscal year ended December 31, 2008, and $0 for the fiscal year ended December 31, 2009.

Tax Fees

The aggregate fees billed by RHC for professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2008 were $39 and $250 for the fiscal year ended December 31, 2009.

All Other Fees

The aggregate fees billed by RHC for other products and services were $0 for the fiscal year ended December 31, 2008 and $0 for the fiscal year ended December 31, 2009.

Pre-approval Policy

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

Item 15.  Exhibits and Financial Statement Schedules.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation
*3.2	Amended and Restated Certificate of Incorporation
*3.3	By-laws
*4.0	Stock Certificate
31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2009.

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2009.

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

ACTION INDUSTRIES, INC.

Dated: March 19, 2010	By:	/s/ Joseph Meuse
	Name:	Joseph Meuse
	Title:	President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Joseph Meuse___	President/Director	March 19, 2010
Joseph Meuse

/s/ Inna Sheveleva__	Secretary/Director	March 19, 2010
Inna Sheveleva