Form 10-Q
period 2010-03-31
Action Industries, Inc.
filed 2010-05-14
CIK 1296286

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2013 Estimated average burden hours per response . . ...... 187.2

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52455

ACTION INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	11-3699388
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

No. 1 Jingguang Road, Neiqiu County
Xingtai City, Hebei Province, China
 (Address of principal executive offices) (Zip Code)

+86 0319-686-1111
(Registrant’s telephone number, including area code)

(Former Address)
8744 Riverside House Path
Brewerton, New York 13029

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,750,000 shares of $.001 par value common stock outstanding as of May 13, 2010.

ACTION INDUSTRIES, INC.

INTERIM AND UNAUDITED FINANCIAL STATEMENTS INDEX

PART I – FINANCIAL INFORMATION

ACTION INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$211,416	$115,510
Notes receivable	737,262	-
Accounts receivable	16,056,171	19,009
Other receivables, net of allowance for doubtful accounts	8,351,773	2,799
Advance to suppliers	29,941,660	15,663,763
Inventory, net	14,380,945	2,393,159
VAT receivable	-	1,579,933
Income tax receivable	150,337	-
Due from related parties	-	42,290,438
Total current assets	69,829,564	62,064,611

Property, plant and equipment, net	25,983,643	26,680,244

TOTAL ASSETS	$95,813,207	$88,744,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,647,490	$15,536,226
Advance from customers	41,431,780	33,245,360
Income tax payable	-	2,325,984
VAT payable	3,142,355	-
Current deferred tax liabilities	4,214,814	1,172,181
Accrued expenses and other payables	5,143,374	5,169,708
Due to related parties	90,026	-
Total current liabilities	61,669,839	57,449,459

Non-current deferred tax liabilities	184,058	190,351

TOTAL LIABILITIES	61,853,897	57,639,810

STOCKHOLDERS’ EQUITY
Series A Stock, .001 par value, 10,000,000 shares authorized,
10,000 shares issued and outstanding, see Footnote 8	10	10
Common Stock, .001 par value, 100,000,000 shares authorized,
18,750,000 shares issued and outstanding	18,750	-
Additional paid-in capital	2,615,630	2,664,881
Statutory surplus reserves	288,163	-
Accumulated other comprehensive income	811,795	806,818
Retained earning	30,224,962	27,633,336

TOTAL STOCKHOLDERS' EQUITY	33,959,310	31,105,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,813,207	$88,744,855

The accompanying notes are an integral part of these consolidated financial statements.

ACTION INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31
	2010	2009

Revenues	$105,976,651	$89,061,713
Cost of revenues	(101,932,251)	(84,552,382)

Gross profit/(loss)	4,044,400	4,509,331
General and administrative expenses	(151,281)	(76,303)

Operating income	3,893,119	4,433,028

Other income (expense)
Interest income	620	521
Interest expense	(52,331)	(9,436)
Other expenses	(1,076)	(8,581)

Income before income tax	3,840,332	4,415,532
Income tax expense	(960,543)	(1,104,911)

Net Income	$2,879,789	$3,310,621
Other comprehensive income	4,977	24,792

Comprehensive income	$2,884,766	$3,335,413

Earnings per share – basic and diluted (assuming the completion of the 1 to 125 reverse stock split and the conversion of the Series A
Preferred Stock). See Footnote 8	$0.29	$0.34
Weighted average shares outstanding - basic and diluted (assuming the completion of the 1 to 125 reverse stock split and the conversion of
the Series A Preferred Stock) . See Footnote 8	9,860,000	9,850,000

The accompanying notes are an integral part of these consolidated financial statements.

ACTION INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net income	$2,879,789	$3,310,621
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation expense	749,831	741,379
Deferred tax assets	3,036,120	(272,251)
Changes in operating assets and liabilities:
Accounts receivable	(16,037,159)	(2,600)
Inventory	(11,985,713)	(1,104,141)
Advances to suppliers	(14,275,377)	(1,061,777)
Prepaid expenses and other current assets	(8,348,974)	(65,086)
Accounts payable	(7,902,762)	7,613,623
Advance from customers	8,181,070	3,708,354
Accrued expenses and other current liabilities	3,091,327	1,440,799
VAT receivable	1,580,187	-
Income tax payable	(2,476,695)	893,607
Cash provided by (used in) operating activities	(41,508,356)	15,202,528

Cash flows from investing activities:
Advance to others	(737,262)
Proceeds from (payments to) related parties	42,387,269	(10,073,990)
Purchase of property and equipment and other long-term assets	(46,761)	(18,111)
Net cash provided by (used in) investing activities	41,603,246	(10,092,101)

Cash flows from financing activities:
payments to related parties		(4,220,053)
Financing cost on fixed assets purchase	-	7,595
Net cash used in financing activities	-	(4,212,458)

Effect of exchange rate changes on cash	(14)	5,082

Net increase in cash and cash equivalents	94,876	903,051
Cash and cash equivalents, beginning balance	116,540	363,903

Cash and cash equivalents, ending balance	$211,416	$1,266,954
SUPPLEMENTARY DISCLOSURE:
Interest paid	$51,053	$9,436
Income tax paid	$401,113	$617,295

The accompanying notes are an integral part of these consolidated financial statements.

ACTION INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Action Industries, Inc. was originally incorporated under the laws of the State of Georgia on December 4, 1995.  On March 14, 2008, the Georgia corporation was merged with and into a newly formed Nevada corporation also named Action Industries, Inc. and all of the outstanding shares of the Georgia corporation were exchanged for shares in the surviving Nevada corporation.

On March 26, 2010, the Company completed a reverse acquisition transaction through a share exchange with Kalington Limited (hereafter referred to as “Kalington”), a Hong Kong entity established on November 5, 2009, and its shareholders, or the Shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of the Company’s issued and outstanding capital stock on a as-converted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Kalington became the Company’s wholly-owned subsidiary and the former shareholders of Kalington became our controlling stockholders.  The share exchange transaction with Kalington and the Shareholders, or Share Exchange, was treated as a reverse acquisition, with Kalington as the acquirer and the Company as the acquired party for accounting and financial reporting purposes.

As a result of our acquisition of Kalington, the Company now owns all of the issued and outstanding capital stock of Kalington.

By virtue of its ownership in Kalington, the Company also owns Kalington Consulting, which is a wholly owned foreign subsidiary of Kalington and effectively and substantially controls Longhai, a leading producer of steel wire products in northeastern China, through a series of captive agreements known as variable interest agreements (the “VIE Agreements”) with Kalington Consulting.

Prior to the reverse acquisition of Kalington, the Company was primarily in the business of providing prepaid long distance calling cards and other telecommunication products and was in the development stage and had not commenced planned principal operations. As a result of our reverse acquisition of Kalington, the Company no longer a shell company and active business operations were revived.

All of the Company’s business operations are now conducted through its Hong Kong and Chinese subsidiaries, Kalington and Kalington Consulting, respectively, and controlled affiliate, Longhai.  The Company’s principal business is the production of steel wire ranging from 6mm to 10mm in diameter.  The Company operates two wire production lines which have a combined annual capacity of approximately nine hundred thousand tons per year.  The Company’s products are sold to a number of distributors who transport the wire to nearby wire processing facilities.  The Company’s wire is then further processed by third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing.  The Company’s facilities and head offices are located in the town of Xingtai in southern Hebei.

Kalington was established in Hong Kong on November 5, 2009 to serve as an intermediate holding company. Chaojun Wang and William Hugh Luckman currently serve as the directors of Kalington.  Kalington Consulting was established in the PRC on March 18, 2010.

Longhai was established in the PRC on August 26, 2008 as a result of the division of the Longhai Steel Group for the purpose of engaging in the production of steel wire.  Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai.  Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner) and Wenyi Chen (5% owner).  Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group.

Longhai leases a five-story office space and the building which houses our production facilities from the Longhai Steel Group.  Until 2008, Longhai purchased 100% of its steel billet from the Longhai Steel Group.  Since 2009, Longhai has purchased steel billet from third party vendors. Steel Billet is the principal raw material used in our production of steel wire.  Longhai also purchases production utilities from the Longhai Steel Group.

Since the common control between Action Industries, Inc. and Longhai for accounting purposes, the acquisition of Longhai has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.  The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the December 31, 2009 audited financial statements of the Company and the notes thereto as included in the Company’s Form 8-K filed on March 26, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s December 31, 2009 annual financial statements have been omitted.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Action Industries and its 100%-owned subsidiary Kalington for the period from March 26 to 31, 2010, its 100%-owned subsidiary Longhai for the three months ended March 31, 2010.  All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The financial statements reflect the financial position, results of operations and cash flows of the Company and all of its wholly owned and majority owned subsidiaries as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.  All intercompany items are eliminated during consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those results.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Accounts are written off against the allowance when it becomes evident collection will not occur.  As of March 31, 2010 and December 31, 2009, the accounts receivable was $16,056,171 and $19,009, respectively.

Foreign Currency Transactions

The reporting currency of the Company is the US dollar. The functional currency of PRC subsidiaries is RMB. The financial statements of PRC subsidiaries are translated to United States Dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses and cash flows.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at March 31, 2010 were translated 6.8361 RMB to $1.00 as compared to 6.8376 RMB at December 31, 2009.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2010 and 2009 was 6.83604 RMB and 6.84659 RMB to $1.00, respectively.

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity and were $806,818 and $811,795 as of March 31, 2010 and December 31, 2009, respectively.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 “Earnings Per Share”.  ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates.  As of March 31, 2010 and 2009, the Company does not have any dilutive securities.
NOTE 3 - INVENTORY

Inventory as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Raw material	$110,935	$27,292
Finished goods	12,489,060	849,000
Auxiliary inventory (spare parts)	1,780,950	1,516,867

Total inventory	$14,380,945	$2,393,159

NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2010 and December 31, 2009, the accounts payable, unearned revenue and accrued liabilities of the Company were summarized as follows:

	March 31, 2010	December 31, 2009
Accounts payable	$7,647,490	$15,536,226

Unearned revenue	41,431,780	33,245,360

Accrued liabilities and other payables:
– payroll payable	178,498	97,894
– VAT payable	3,142,355	-
– customer deposits	4,853,282	2,923,634
– payable for equipment purchased	-	2,119,889
– others	111,594	28,291
Subtotal of accrued expenses and other payables	$8,285,729	$5,169,708

NOTE 5 - RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of March 31, 2010 and December 31, 2009, due from related parties was summarized as follows:

	March 31, 2010	December 31, 2009
Xingtai Longhai Steel Group Co., Ltd.	$-	$42,047,673
Xingtai Longhai Steel Group Metal Product Co., Ltd.	-	242,765

Total	$-	$42,290,438

Due to related parties

As of March 31, 2010 and December 31, 2009, due to related parties was summarized as follows:

	March 31, 2010	December 31, 2009
Xingtai Longhai Steel Group Co., Ltd.	$90,026	$-

The Company loaned cash deposit received from third party customers to Longhai Group, a related party. As of March 31, 2010 and December 31, 2009, the outstanding balance of this service was Nil and $42,047,673, respectively.

The Company earned finance income from Longhai Group amounted to $1,527,203 and $947,865 for the three months ended March 31, 2010 and March 31, 2009 respectively, which is included in the Company’s revenue.

The Company also sells steel wire to Xingtai Longhai Steel Group Metal Product Co., Ltd. (“Longhai Metal”) As of March 31, 2010 and December 31, 2009, the balance due from Longhai Metal related to such sales was Nil and $242,765 respectively.

Related party transactions

For the three months ended March 31, 2010, the Company purchased production utilities from Longhai Group amounted to $2,573,640.  In addition, the amount of $1,128,405 scrape metal was sold to Longhai Group for the three months ended March 31, 2010. The Company provided financing service to Longhai Group amounted to $1,527,203 for the three months ended March 31, 2010.

For the three months ended March 31, 2009, the Company purchased production utilities from Longhai Group amounted to $2,202,917.  In addition, the amount of $958,828 scrape metal was sold to Longhai Group for the three months ended March 31, 2009. The Company provided financing service to Longhai Group amounted to $947,865 for the three months ended March 31, 2009.

In addition, Longhai Group rents office building and workshop to the Company. The rent expense for the three months ended March 31, 2010 and 2009 was $7,089 and $7,078, respectively.

The amount of steel wire sold to Longhai Steel Group Metal Products was Nil and $3,563,149 for the three months ended March 31, 2010 and 2009 respectively.

NOTE 7 - INCOME TAX

Longhai is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Current deferred tax assets:
Cost of un-invoiced goods delivery	2,209,290	161,673
Expenses deductible in next year	72,523	31,547
Total current deferred tax assets	2,281,813	193,220

Total deferred tax assets	$2,281,813	$193,220

	March 31, 2010	December 31, 2009
Current deferred tax liabilities:
Sales of uninvoiced goods delivery (net of output VAT)	6,496,627	1,365,401

Non-current deferred tax liabilities:
Depreciation of fixed assets	$184,058	$190,351
Total deferred tax liabilities	$6,680,685	$1,555,752

Net current deferred tax liabilities	4,214,814	1,172,181
Net non-current deferred tax liabilities	184,058	190,351

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.0%)	(9.0%)

Tax per financial statements	25.0%	25.0%

NOTE 8 – SHAREHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company issued 10,000 shares ofSeries A Preferred Stock. The Certificate of Designation was filed on March 25, 2010.

Shares of Series A Preferred Stock will automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for 985 shares of common stock immediately subsequent to the effectiveness of a planned 1-for-125 reverse split of our outstanding common stock, which will become effective on the effective date (the “Reverse Stock Split”). Upon the Reverse Stock Split the 10,000 outstanding shares of Series A Preferred Stock will automatically convert into 9,850,000 shares of common stock, which will constitute 98.5% of the outstanding common stock of Action Industries, Inc. subsequent to the Reverse Stock Split.

Holders of Series A Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis, based on an assumed post 1-for-125 reverse split (to retroactively take into account the Reverse Stock Split).

The holders of our Series A Preferred Stock are entitled to vote on all matters together with all other classes of stock. Holders of Series A Preferred Stock have protective class voting veto rights on certain matters, such as increasing the authorized shares of Series A Preferred Stock and modifying the rights of Series A Preferred Stock.

Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there will be approximately 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

The 1-for-125 Reverse Stock Split

The Company’s Board of Directors unanimously approved, subject to Stockholder approval, the 1-for-125 Reverse Stock Split of our issued and outstanding Common Stock.  The Reverse Stock Split will reduce the number of issued and outstanding shares of our Common Stock outstanding prior to the split.  The Reverse Stock Split will trigger the automatic conversion of our Series A Preferred Stock into 9,850,000 shares of Common Stock. The Reverse Stock Split will become effective on the Effective Date which occurs when the Amendment is filed with the Secretary of State of the State of Nevada following the expiration of the 20 day period mandated by Rule 14c of the Exchange Act.

On the Effective Date, 125 shares of Common Stock will automatically be combined and changed into one share of Common Stock.  The table below sets forth, as of the Record Date and as of the Effective Date, the following information both before and after the proposed Reverse Stock Split and assumes the conversion of all shares of Series A Preferred Stock into shares of Common Stock at the applicable conversion ratios:

	Capital Structure prior to conversion of issued and outstanding Series A Preferred Stock on Pre-Reverse Split Basis	Capital Structure after the Reverse Split and automatic conversion of Series A Preferred Stock
	(As of Record Date)	(On Effective Date)

Issued and outstanding Common Stock	18,750,000	10,000,000

Issued and outstanding Series A Preferred Stock	10,000	-0-

Common Stock reserved for issuance upon conversion of Series A Preferred Stock	9,850,000	-0-

Authorized but unissued and unreserved Common Stock	71,400,000	90,000,000

As of the filing date of the 10Q, the above reverse split is not effective yet. It is expected to be effective within the next month or two,, based on management assessment.

The following is a pro forma earning per share calculation assuming successful completion of the 1 to 125 stock reverse split and the conversion of the Series A convertible preferred stock to 9,850,000 shares of common stock on a post reverse split basis.

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Income	$2,879,789	$3,310,621

Pro forma net income per share - basic	$0.29	$0.34
Pro forma weighted average shares outstanding - basic	9,860,000	9,850,000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

All references to the “Company,” “we,” “our,” and “us” refer to Action Industries, Inc., its subsidiaries and controlled affiliate.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of operations and results of operations, and any businesses that Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See "Foreign Currency Translation and Comprehensive Income (Loss)" and "Foreign Exchange Rates" below for information concerning the exchange rates at the Renminbi ("RMB") were translated into US Dollars ("USD") at various pertinent dates and for pertinent periods.

COMPANY OVERVIEW

Action Industries, Inc. was originally incorporated under the laws of the State of Georgia on December 4, 1995.  On March 14, 2008, the Georgia corporation was merged with and into a newly formed Nevada corporation also named Action Industries, Inc. and all of the outstanding shares of the Georgia corporation were exchanged for shares in the surviving Nevada corporation.

On March 26, 2010, the Company completed a reverse acquisition transaction through a share exchange with Kalington Limited (hereafter referred to as “Kalington”), a Hong Kong entity established on November 5, 2009, and its shareholders, or the Shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of the Company’s issued and outstanding capital stock on a as-converted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Kalington became the Company’s wholly-owned subsidiary and the former shareholders of Kalington became our controlling stockholders.  The share exchange transaction with Kalington and the Shareholders, or Share Exchange, was treated as a reverse acquisition, with Kalington as the acquirer and the Company as the acquired party.

As a result of our acquisition of Kalington, the Company now owns all of the issued and outstanding capital stock of Kalington.

By virtue of its ownership in Kalington, the Company also owns Kalington Consulting, which is a wholly owned foreign subsidiary of Kalington and effectively and substantially controls Longhai, a leading producer of steel wire products in northeastern China, through a series of captive agreements known as variable interest agreements (the “VIE Agreements”) with Kalington Consulting.

Prior to the reverse acquisition of Kalington, the Company was primarily in the business of providing prepaid long distance calling cards and other telecommunication products and was in the development stage and had not commenced planned principal operations. As a result of our reverse acquisition of Kalington, the Company no longer a shell company and active business operations were revived.

All of the Company’s business operations are now conducted through its Hong Kong and Chinese subsidiaries, Kalington and Kalington Consulting, respectively, and controlled affiliate, Longhai.  The Company’s principal business is the production of steel wire ranging from 6mm to 10mm in diameter.  The Company operates two wire production lines which have a combined annual capacity of approximately nine hundred thousand tons per year.  The Company’s products are sold to a number of distributors who transport the wire to nearby wire processing facilities.  The Company’s wire is then further processed by third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing.  The Company’s facilities and head offices are located in the town of Xingtai in southern Hebei.

Kalington was established in Hong Kong on November 5, 2009 to serve as an intermediate holding company. Chaojun Wang and William Hugh Luckman currently serve as the directors of Kalington.  Kalington Consulting was established in the PRC on March 18, 2010.

Longhai was established in the PRC on August 26, 2008 as a result of the division of the Longhai Steel Group for the purpose of engaging in the production of steel wire.  Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai.  Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner) and Wenyi Chen (5% owner).  Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group.

Longhai leases a five-story office space and the building which houses our production facilities from the Longhai Steel Group.  Until 2008, Longhai purchased 100% of its steel billet from the Longhai Steel Group.  Since 2009, Longhai has purchased steel billet from third party vendors. Steel Billet is the principal raw material used in our production of steel wire.  Longhai also purchases production utilities from the Longhai Steel Group.

On March 19, 2010, prior to the reverse acquisition transaction, Kalington Consulting and Longhai entered into the VIE Agreements pursuant to which Longhai became Kalington Consulting’s contractually controlled affiliate.  The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.  The VIE Agreements included:

(1)	A Consulting Services Agreement through which Kalington Consulting has the right to advise, consult, manage and operate Longhai and collect and own all of the net profits of Longhai;

(2)
an Operating Agreement through which Kalington Consulting has the right to recommend director candidates and appoint the senior executives of Longhai, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longhai, and guarantee the contractual performance by Longhai of any agreements with third parties, in exchange for a pledge by Longhai of its accounts receivable and assets;

(3)
a Proxy Agreement under which the three owners of Longhai have vested their collective voting control over Longhai to Kalington Consulting and will only transfer their respective equity interests in Longhai to Kalington Consulting or its designee(s);

(4)	an Option Agreement under which the owners of Longhai have granted to Kalington Consulting the irrevocable right and option to acquire all of their equity interests in Longhai; and

(5)
an Equity Pledge Agreement under which the owners of Longhai have pledged all of their rights, titles and interests in Longhai to Kalington Consulting to guarantee Longhai’s performance of its obligations under the Consulting Services Agreement.

Because of the common control between Kalington, Kalington Consulting and Longhai, for accounting purposes, the acquisitions of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities. The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•
Growth in the Chinese Economy - We operate our facilities in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

•
Supply and Demand in the Steel Market – We are subject to macroeconomic factors dictating the supply and demand of steel and wire in the PRC.  Steel commodity prices have been volatile in the past, and while they have stabilized since the first quarter of 2009, our revenues and earnings could be dramatically affected by increases and decreases in raw material and wire costs.

•
Infrastructure and Construction Growth – We have in the past benefited from strong growth in fixed asset investment in roads, residential and commercial construction, bridges and other fundamental infrastructure and construction projects in the PRC.  As the Chinese economy matures and develops, while we expect this growth to slow and fixed asset investment to fall as a percentage of GDP, we still believe demand for our products will remain strong.

Taxation

United States and Hong Kong

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States.

Kalington is incorporated in Hong Kong and is subject to Hong Kong profits tax.

People’s Republic of China

Income Taxes:

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There was no deferred tax asset or liability for the years ended December 31, 2009 and 2008.  The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% and 33% on income reported in the statutory financial statements after appropriated tax adjustments in 2009 and 2008, respectively.

Value Added Taxes:

The Company is subject to value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, the Company pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient.  According to PRC tax laws, any potential tax penalty payable on late or deficient payments of this tax could be between zero and five times the amount of the late or deficient tax payable,, and will be expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due.  As of December 31, 2009 and 2008, the Company accrued zero and $1,328,829, respectively, of unpaid value-added taxes.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will punctually adjust our effective income tax rate when necessary.

RESULTS OF OPERATION

Comparison of Three Months Ended March 31, 2010 and March 31, 2009 (Unaudited)

The following table sets forth key components of our results of operations during the three month periods ended March 31, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Net Sales	$105,976,651	100.0%	$89,061,713	100.0%
Cost of sales	101,932,251	96.2%	84,552,382	94.9%
Gross profit	4,044,400	3.8%	4,509,331	5.1%
Selling, General and Administrative Expenses	151,281	0.1%	76,303	0.1%
Operating Income	3,893,119	3.7%	4,433,028	5.0%
Other income & interest expense	(52,787)	0.0%	(17,496)	0.0%
Income Before Income Taxes	3,840,332	3.6%	4,415,532	5.0%
Income taxes	960,543	0.9%	1,104,911	1.2%
Net Income	2,879,789	2.7%	3,310,621	3.7%
Other Comprehensive Income	4,977	0.0%	24,792	0.0%
Comprehensive Income	$2,884,766	2.7%	$3,335,413	3.7%

Net Sales. Our net sales increased to $105,976,651 in the three months ended March 31, 2010 from $89,061,713 in the same period in 2009, representing a 19.0% increase year-on-year. This increase was mainly due to the quarter over quarter increase in steel wire prices.

Cost of Sales. Our cost of sales increased $17,379,869 to $101,932,251 in the three months ended March 31, 2010 from $84,552,382 in the same period in 2009. The cost of goods sold per sales ratio changed from 96.2%% to 94.9% as the price of raw material billet increased.

Gross Profit and Gross Margin. Our gross profit decreased $464,931 to $4,044,400 in the three months ended March 31, 2010 from $4,509,331 in the same period in 2009. Gross profit as a percentage of net revenue was 3.8% and 5.1% for the three months ended March 31, 2010 and 2009, respectively. The slight decrease in the gross margin was primarily due to a greater increase in the price of billet than in the price of wire.

Selling, General and Administrative Expenses. Our selling, general and administration grew slightly to $151,281 in the three months ended March 31, 2010 from $76,303 in the same period in 2009.  These costs represent 0.1% of our revenues and have a minimal impact on our profitability.

Other Income and Expenses. Other expenses increased to $52,787 in the three months ended March 31, 2010 from $17,496 in the same period in 2009 due an increase in interest expenses.

Income Before Income Taxes. Our income before income taxes decreased to $3,840,332 in the three months ended March 31, 2010 from $4,415,532 in the same period in 2009. This decrease was due to the factors discussed above.

Income Taxes. Income tax decreased to $960,543 in the three months ended March 31, 2010 from $1,104,911in the same period in 2009 as we had lower taxable income.

Net Income. In the three months ended March 31, 2010, we generated a net income of $2,879,789, and $3,310,621 in the same period in 2009. This decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $211,416, primarily consisting of cash on hand and demand deposits. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from investing activities and equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$(41,508,356)	$15,202,528
Net cash provided by (used in) investing activities	41,603,246	(10,092,101)
Net cash used in financing activities	-	(4,212,458)
Effects of Exchange Rate Change in Cash	(14)	5,082
Net (Decrease) Increase in Cash and Cash Equivalents	94,876	903,051
Cash and Cash Equivalent at Beginning of the Quarter	116,540	363,903
Cash and Cash Equivalent at End of the Quarter	211,416	1,266,954

Operating activities

Net cash used by operating activities was $(41,508,356) for the three months ended March 31, 2010, as compared to $15,202,528 for the same period in 2009. The decrease in net cash provided by operating activities was due to increases in Accounts Receivable, Inventory, Advances to Suppliers, Prepaid Expenses, and Accounts Payable.  As steel prices rose rapidly in the first quarter, we purposefully accumulated a larger than normal amount of inventory with the goal of benefiting from the price increase.  We anticipate returning to normal levels in the near future.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2010 was $41,603,246 , as compared to $(10,092,101) net cash used in investing activities during the same period of 2009. This amount was mainly due to payment received from related party, partially offset by advances to others.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2010 was $-, as compared to $(4,212,458) net cash used in financing activities during the same period of 2009.  This was the result of a repayment of a related party loan during first quarter 2009..

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

We may experience seasonal fluctuations in our revenue in some regions in the PRC, but our main exposure is to the business cycle for steel in the PRC.  Any seasonality may cause pressure on us to monitor the development of materials accurately and to anticipate and satisfy these requirements.

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition

Retail sales are recognized at the point of sale to customers, are recorded net of estimated returns, and exclude value added tax (“VAT”). Wholesales to its contracted customers are recognized as revenue at the time the product is shipped and title passes to the customer on an FOB shipping point basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those estimates.

Accounts Receivable

Accounts receivable consists of unpaid balances due from the whole-sale customers. Such balances generally are cleared in the subsequent month when the whole-sale customers place another order. The Company does not provide an allowance for doubtful accounts because the Company has not experienced any credit losses in collecting these amounts from whole-sale customers.

Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the three month ended March 31, 2010 and 2009.

Inventories

Merchandise inventories are stated at the lower of cost or market.  Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition.  In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase as our projected demand requirements; or decrease due to market conditions and product life cycle changes.  The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses.  The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Comprehensive Income

The Company has adopted the provisions of ASC 220 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

ASC 220 defines comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. The Company’s other comprehensive income arose from the effect of foreign currency translation adjustments.

Foreign Currency Translation

The reporting currency of the Company is the US dollar. The functional currency of PRC subsidiaries is RMB. The financial statements of PRC subsidiaries are translated to United States Dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues, expenses and cash flows.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at March 31, 2010 were translated 6.8361 RMB to $1.00 as compared to 6.8376 RMB at December 31, 2009.  The equity accounts were stated at their historical exchange rate.  The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2010 and 2009 was 6.83604 RMB and 6.84659 RMB to $1.00, respectively.

Translations adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity and were $806,818 and $811,795 as of March 31, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (Now included in ASC 805), “Business Combinations” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. The Company adopted this standard as of January 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160 (Now ASC 810-10), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. ASC 810-10 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. ASC 810-10 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company adopted this standard effectively January 1, 2009 and does not expect it to have an impact on the Company’s financial statements.

Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (Now ASC 820), which provides guidance on how to measure assets and liabilities that use fair value. ASC 820 applies whenever another U.S. GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. The Company also adopted FASB Staff Position ("FSP") No.FAS 157-2, which allows the Company to partially defer the adoption of ASC820. This FSP defers the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of ASC 820 had no impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (Now ASC 855), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt the provisions of ASU 2009-01 for the period ended September 30, 2009. There will be no impact on the Company’s operating results, financial position or cash flows.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks.

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

(b)	Changes in Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that could materially affect such controls over financial reporting subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 2.01 of the Company’s Form 8-K, as filed with the United States Securities and Exchange Commission on March 26, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 26, 2010, we issued 10,000 shares of our Series A Preferred Stock to the shareholders of Kalington. The total consideration for the 10,000 shares of our Series A Preferred Stock was 10,000 ordinary shares of Kalington, which is all the issued and outstanding capital stock of Kalington. The number of our shares issued to the shareholders of Kalington was determined based on an arms-length negotiation. The issuance of our shares to the shareholders of Kalington was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On March 26, 2010, we issued 7,450,000 shares of our Common Stock to Goodwin Ventures, Inc. in consideration for Goodwin Ventures, Inc. paying off approximately $90,000 in liabilities of Action Industries, Inc. immediately prior to the Share Exchange. The issuance of our shares to Goodwin Ventures, Inc. was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

We issued securities in reliance upon Rule 506 of Regulation D of the Securities Act. These shareholders who received the securities in such instances made representations that (a) the shareholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the shareholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the shareholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the shareholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the shareholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Shares of Series A Preferred Stock will automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for 985 shares of common stock upon the effectiveness of a planned 1-for-125 reverse split of our outstanding common stock. Upon the Reverse Split, the 10,000 outstanding shares of Series A Preferred Stock will automatically convert into 9,850,000 shares of common stock, which will constitute 98.5% of the outstanding common stock of subsequent to the Reverse Split.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

None.

Item 5.  Exhibits.
Exhibits:
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

Dated:  May 14, 2010

ACTION INDUSTRIES, INC.

By:	/s/ Chaojun Wang
Chaojun Wang
Chief Executive Officer