Form 10-Q
period 2010-06-30
Longhai Steel Inc.
filed 2010-08-16
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

Commission file number: 000-52455

LONGHAI STEEL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	11-3699388
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

No. 1 Jingguang Road, Neiqiu County
Xingtai City, Hebei Province, China 054000
+86 (319) 686-1111
 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                               Accelerated filer   ☐
Non-accelerated filer    ☐                                                                                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock on August 15, 2010 was 10,000,000.

LONGHAI STEEL, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this Report. You should read this Report and the documents that we filed as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

LONGHAI STEEL, INC. (FORMERLY ACTION INDUSTRIES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Current assets
Cash and cash equivalents	$592,938	$115,510
Notes receivable	1,321,858	-
Accounts receivable	65,040	19,009
Other receivables, net of allowance for doubtful accounts	3,584,264	2,799
Advance to suppliers	43,519,360	15,663,763
Inventories, net	3,006,327	2,393,159
Taxes receivable	428,480	1,579,933
Due from related parties	15,244,809	42,290,438
Total current assets	67,763,076	62,064,611

Property, plant and equipment, net	25,448,759	26,680,244
TOTAL ASSETS	$93,211,835	$88,744,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	9,938,695	15,536,226
Advance from customers	39,632,376	33,245,360
Income tax payable	1,418,090	2,325,984
Current deferred tax liabilities	2,065,656	1,172,181
Accrued expenses and other payables	3,680,931	5,169,708
Due to related parties	541,019	-
Total current liabilities	57,276,767	57,449,459

Non-current deferred tax liabilities	178,452	190,351

TOTAL LIABILITIES	$57,455,219	$57,639,810

STOCKHOLDERS’ EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value, 100,000,000 shares authorized, 10,000,000 and 9,850,000 shares issued and outstanding, respectively	10,000	9,850
Additional paid-in capital	3,051,150	2,655,041
Statutory surplus reserves	450,363	-
Accumulated other comprehensive income	954,781	806,818
Retained earning	31,290,322	27,633,336

TOTAL STOCKHOLDERS’ EQUITY	35,756,616	31,105,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,211,835	$88,744,855

   The accompanying notes are an integral part of the financial statements

LONGHAI STEEL, INC. (FORMERLY ACTION INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009
Net revenue	$234,378,730	$189,793,620	$128,402,079	$100,731,907
Cost of sales	(227,358,937)	(181,981,027)	(125,556,443)	(97,522,220)
Gross profit	7,019,793	7,812,593	2,845,636	3,209,687
Operating expenses:
Impairment on inventory valuation	(46,675)	-	(46,675)	-
General and administrative expenses	(1,038,755)	(518,249)	(757,717)	(348,371)

Income from operations	5,934,363	7,294,344	2,041,244	2,861,316
Interest income	2,344	1,472	1,724	951
Interest expense	(323,363)	(57,694)	(271,032)	(48,258)
Other expenses	(4,784)	(17,307)	(3,708)	(8,726)
Income before income taxes	5,608,560	7,220,815	1,768,228	2,805,283

Income tax expenses	(1,501,211)	(1,805,204)	(540,668)	(700,293)

Net Income	4,107,349	5,415,611	1,227,560	2,104,990

Other comprehensive income/(loss)	147,963	25,382	142,986	590

Comprehensive income	$4,225,312	$5,440,993	$1,370,546	$2,105,580

Basic and diluted income per common share:
Basic	$0.41	$0.55	$0.12	$0.21
Diluted	0.41	0.55	0.12	0.21

Weighted average common shares outstanding:
Basic	9,929,558	9,850,000	10,000,000	9,850,000
Diluted	9,929,558	9,850,000	10,000,000	9,850,000

The accompanying notes are an integral part of the financial statements

LONGHAI STEEL, INC. (FORMERLY ACTION INDUSTRIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income	$4,107,349	$5,415,611
Adjustments to reconcile net income
to cash provided by (used in) operating activities:
Stock option expenses	394,445	-
Depreciation and amortization	1,503,341	1,483,617
Reserve for inventory obsolescence	46,675	-
Deferred tax assets	875,853	48,371
Changes in operating assets and liabilities:
Accounts receivable	(45,951)	-
Inventories	(648,282)	(3,552,654)
Advances to suppliers	(27,760,650)	20,275,654
Prepaid expenses and other current assets	(3,610,603)	(45,761)
Accounts payable	(5,674,318)	13,526,604
Advance from customers	6,247,367	18,541,189
Related parties-net	(15,156,265)	-
Accrued expenses and other current liabilities	1,698,099	1,293,967
Income tax payable	(917,665)	1,040,984
Cash provided by (used in) operating activities	(38,940,605)	58,027,582

Cash flows from investing activities:
Payment to related parties	-	(48,865,504)
Purchase of notes receivable	(1,321,858)	(4,602,034)
Purchase of property and equipment	(2,293,350)	(649,656)
Net cash used in investing activities	(3,615,208)	(54,117,194)

Cash flows from financing activities:
Proceeds from (payments to) related parties, net	43,009,101	(4,220,546)
Financing Cost on Fixed Assets Purchase	-	15,193
Net cash provided by (used in) financing activities	43,009,101	(4,205,353)

Effect of exchange rate changes on cash	23,110	(880)

Net increase (decrease) in cash and cash equivalents	476,398	(295,845)

Cash and cash equivalents, beginning balance	116,540	363,903

Cash and cash equivalents, ending balance	$592,938	$68,058

SUPPLEMENTARY DISCLOSURE:
Interest paid	322,085	57,694
Income tax paid	1,542,864	849,321

The accompanying notes are an integral part of the financial statements

LONGHAI STEEL, INC. (Formerly Action Industries, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Longhai Steel, Inc., a Nevada corporation (formerly Action Industries, Inc.) (the "Company") was originally incorporated under the laws of the State of Georgia on December 4, 1995. On March 14, 2008, the Georgia corporation was merged with and into a newly formed Nevada corporation also named Action Industries, Inc. and all of the outstanding shares of the Georgia corporation were exchanged for shares in the surviving Nevada corporation.

On March 26, 2010, the Company completed a reverse acquisition transaction through a share exchange with Kalington Limited (hereafter referred to as “Kalington”), a Hong Kong entity established on November 5, 2009, and its shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of the Company’s issued and outstanding capital stock on an as-converted basis as of and immediately after the consummation of the reverse acquisition. On June 22, 2010, the Company effected a 1-for-125 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”).  Upon the date of the Reverse Stock Split all of the issued and outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock. Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there were 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result of the reverse acquisition, Kalington became the Company’s wholly-owned subsidiary and the former stockholders of Kalington became our controlling stockholders. The share exchange transaction with Kalington and the Shareholders, was treated as a reverse acquisition for accounting and financial reporting purposes, with Kalington as the acquirer and the Company as the acquired party. After the reverse acquisition, the Company changed its name to Longhai Steel, Inc.

As a result of the reverse acquisition transaction, the Company now owns all of the issued and outstanding capital stock of Kalington.

By virtue of its ownership of Kalington, the Company also owns Xingtai Kalington Consulting Service Co., Ltd. ("Kalington Consulting"), which is a wholly owned foreign subsidiary of Kalington and effectively and substantially controls Xingtai Longhai Wire Rod Co. Ltd., a company organized under the laws of the PRC ("Longhai PRC") and a leading producer of steel wire products in eastern China, through a series of captive agreements known as variable interest agreements (the “VIE Agreements”) with Kalington Consulting.

Prior to the reverse acquisition of Kalington, the Company was primarily in the business of providing prepaid long distance calling cards and other telecommunication products and was in the development stage and had not commenced planned principal operations. As a result of our reverse acquisition of Kalington, the Company is no longer a shell company and active business operations were revived.

All of the Company’s business operations are now conducted through its Hong Kong and Chinese subsidiaries, Kalington and Kalington Consulting, respectively, and our controlled affiliate, Longhai PRC. The Company’s principal business is the production of steel wire ranging from 6mm to 10mm in diameter. The Company operates two wire production lines which have a combined annual capacity of approximately nine hundred thousand tons per year. The Company’s products are sold to a number of distributors who transport the wire to nearby wire processing facilities. The Company’s wire is then further processed by third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing. The Company’s facilities and head offices are located in the town of Xingtai in southern Hebei Province.

Kalington was established in Hong Kong on November 5, 2009 to serve as an intermediate holding company.  Chaojun Wang, the Company's Chief Executive Officer, Chairman of the Board and major shareholder, and William Hugh Luckman, a shareholder currently serve as the directors of Kalington.  Kalington Consulting was established in the PRC on March 18, 2010.

Longhai PRC was originally formed on August 26, 2008 as a carve-out from the Longhai Steel Group of companies. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai PRC and owns 80% of the capital stock of Longhai PRC.  Longhai’ PRC's additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner) and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group.

Longhai PRC leases five stories of office space and the building which houses our production facilities from the Longhai Steel Group. Until 2008, Longhai PRC purchased 100% of its steel billet from the Longhai Steel Group. Since 2009, Longhai has also purchased steel billet from third party vendors. Steel billet is the principal raw material used in our production of steel wire. Longhai PRC also purchases production utilities from the Longhai Steel Group.

LONGHAI STEEL, INC. (Formerly Action Industries, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Since there is common control between the Company and Longhai PRC, for accounting purposes, the acquisition of Longhai PRC has been treated as a recapitalization with no adjustment to the historical basis of the assets and liabilities of the consolidated company. The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2010 and 2009 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements in this report should be read in conjunction with the December 31, 2009 audited financial statements of the Company and the notes thereto included in the Company’s Form 8-K filed on March 26, 2010.

In the opinion of management, the unaudited interim consolidated financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements as of December 31, 2009 and reflect all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Action Industries and its 100%-owned subsidiary Kalington for the period from March 26 to June 30, 2010, its 100%-owned subsidiary Longhai for the six months ended June 30, 2010.  All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The financial statements reflect the financial position, results of operations and cash flows of the Company and all of its wholly owned and majority owned subsidiaries as of June 30, 2010 and December 31, 2009 and for the six months ended June 30, 2010 and 2009.  All intercompany items are eliminated during consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those results.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Accounts are written off against the allowance when it becomes evident collection will not occur.  As of June 30, 2010 and December 31, 2009, accounts receivable were $65,040 and $19,009, respectively.

LONGHAI STEEL, INC. (Formerly Action Industries, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation/Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's PRC subsidiaries is the RMB.  Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income.  Income and expense accounts are translated at average exchange rates during the year.  Gains and losses from foreign currency transactions are recorded in other income (loss), net.  The functional currency is the local currency for all non-U.S. subsidiaries.

The balance sheet amounts at June 30, 2010, with the exception of shareholders' equity, were translated at the exchange rate of 6.8086 RMB to the U.S. $1.00 compared to the exchange rate of 6.8376 RMB to the U.S. $1.00 at December 31, 2009.  The equity accounts were stated at their historical exchange rates.  The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2010 and 2009 was 6.83476 RMB and 6.84329 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $954,781 and $806,818 as of June 30, 2010 and December 31, 2009, respectively.

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of ASC 260 “Earnings Per Share”.  ASC 260 requires the presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates.  As of June 30, 2010 and 2009, the Company did not have any dilutive securities.

NOTE 3 - INVENTORY

Inventory as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Raw material	$1,320,490	$27,292
Finished goods	202,207	849,000
Auxiliary inventory (spare parts)	1,530,485	1,516,867
Impairment on valuation	(46,855)	-
Total inventory	$3,006,327	$2,393,159

LONGHAI STEEL, INC. (Formerly Action Industries, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2010 and December 31, 2009, the accounts payable, unearned revenue and accrued liabilities of the Company were summarized as follows:

	June 30, 2010	December 31, 2009
Accounts payable	$9,938,695	$15,536,226
Unearned revenue	39,632,376	33,245,360
Accrued liabilities and other payables:
– payroll payable	160,125	97,894
– customer deposits	3,527,448	2,923,634
– payable for equipment purchased	-	2,119,889
– others	(6,642)	28,291
Subtotal of accrued expenses and other payables	$3,680,931	$5,169,708

NOTE 5 - RELATED PARTY BALANCES AND TRANSACTIONS

Due from related parties

As of June 30, 2010 and December 31, 2009, due from related parties was summarized as follows:

	June 30, 2010	December 31, 2009
Xingtai Longhai Steel Group Co., Ltd.	$-	$42,047,673
Xingtai Longhai Steel Group Metal Product Co., Ltd.		242,765
Xingtai Shenrui Trading Company	15,244,809	-
Total	$15,244,809	$42,290,438

The Company loaned cash deposits received from third party customers to Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer.  As of June 30, 2010 and December 31, 2009, amounts due the Company under these loans were Nil and $42,047,673, respectively.

The Company offered customers sales discounts in return for cash deposits.  These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd.  In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of $1,527,203 and $3,853,889 in the six months ended June 30, 2010 and 2009, respectively and reimbursements of Nil and $2,906,024 in the three months ended June 30, 2010 and 2009, respectively.  The Company recorded these reimbursements as earned finance income which is included in net revenue.

The Company also sells steel wire to Xingtai Longhai Steel Group Metal Product Co., Ltd. (“Longhai Metal”), one of the Longhai Group of companies and a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer.  As of June 30, 2010 and December 31, 2009, accounts receivable from the sale of steel wire to Longhai Metal were Nil and $242,765, respectively.

In May 2010 the Company placed an order for steel billet with Xingtai Shenrui Trading Company, a related party under indirect control of Mr. Wang Chaojun, the Company's Chief Executive Officer and gave Xingtai Shenrui a cash deposit in the amount of $15,244,809 in connection with this order.  The order was subsequently cancelled but as of June 30, 2010 the cash deposit had not yet been returned to the Company and thus is reflected on the Company's balance sheet as "due from related parties."  The cash deposit was returned in full by August 4, 2010.

LONGHAI STEEL, INC. (Formerly Action Industries, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Due to related parties

As of June 30, 2010 and December 31, 2009, due to related parties was summarized as follows:

	June 30, 2010	December 31, 2009
Xingtai Longhai Steel Group Co., Ltd.	$541,019	$-

The Company purchases gas and other utilities used in the production of steel wire, from Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer.  As of June 30, 2010 and December 31, 2009, accounts payable related to the purchase of such utilities were $541,019 and Nil, respectively.

Related party transactions

Revenue

Revenue from the sale of steel wire to Longhai Metal in the six months ended June 30, 2010 and 2009, was Nil and $3,954,193, respectively.  Revenue from the sale of steel wire to Longhai Metal in the three months ended June 30, 2010 and 2009, was Nil and $391,044, respectively.

Revenue from the sale of steel wire to Xingtai Shenrui in the six months ended June 30, 2010 and 2009, was $15,450,433 and Nil, respectively.  Revenue from the sale of steel wire to Xingtai Shenrui in the three months ended June 30, 2010 and 2009, was Nil and Nil, respectively.

In addition, during the six months ended June 30, 2010 and 2009, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $2,369,632 and $1,875,373, respectively.  During the three months ended June 30, 2010 and 2009 the Company sold scrap metal to members of the Longhai Group of companies in the amount of $1,241,227 and $916,545, respectively. These amounts are included in the Company's income statement as net revenue.

Expenses

During the six months ended June 30, 2010 and 2009, the Company purchased gas and other utilities from the Longhai Group in the amount of $5,235,047 and $4,924,584, respectively.  During the three months ended June 30, 2010 and 2009, the Company purchased gas and other utilities from the Longhai Group in the amount of $2,721,667 and $2,697,407, respectively.

In addition, the Longhai Group rents office and workshop space to the Company.  Rent expense for the six months ended June 30, 2010 and 2009 was $14,180 and $14,162, respectively.  Rent expense for the three months ended June 30, 2010 and 2009 was $7,091 and $7,084 respectively.

NOTE 6 - INCOME TAX

The Company's subsidiary, Longhai PRC is subject to the Income Tax Law of the PRC concerning privately-run enterprises.  Privately-run enterprises are generally subject to income tax at the statutory rate of 25%.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of June 30, 2010 and December 31, 2009:

LONGHAI STEEL, INC. (Formerly Action Industries, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2010	December 31, 2009
Current deferred tax assets:
Inventory impairment reserve	11,714	-
Cost of revenue on goods delivered but not invoiced	-	161,673
Expenses deductible in next year	44,805	31,547
Other	351,078	-
Total current deferred tax assets	407,597	193,220

Total deferred tax assets	$407,597	$193,220

	June 30, 2010	December 31, 2009
Current deferred tax liabilities:
Tax on financing service not invoiced to related party	2,473,253	1,365,401
Total current deferred tax liabilities	2,473,253	1,365,401

Non-current deferred tax liabilities:
Depreciation of fixed assets	$178,452	$190,351
Total deferred tax liabilities	$2,651,705	$1,555,752

Net current deferred tax liabilities	2,065,656	1,172,181
Net non-current deferred tax liabilities	178,452	190,351

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009:

	2010	2009
U.S. statutory rates	34.0%	34.0%
Tax rate difference	(9.0%)	(9.0%)

Tax per financial statements	25.0%	25.0%

NOTE 7 – SHAREHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On March 25, 2010, the Company filed a Certificate of Designation establishing the Series A Preferred Stock and setting forth the rights, preferences and privileges of the Series A Preferred Stock.  On or about March 25, 2010, the Company issued 10,000 shares of Series A Preferred Stock.

Pursuant to the Certificate of Designation, the shares of Series A Preferred Stock automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for every 985 shares of common stock immediately subsequent to the effectiveness of the Company's 1-for-125 reverse split of its outstanding common stock (the "Reverse Stock Split").

The Reverse Stock Split was effective on June 22, 2010 and the 10,000 outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock, which constitutes 98.5% of the Company's outstanding common stock.  For accounting purposes, we treated the Series A Preferred Stock as being converted fully to common stock on a post- reverse split basis for all periods presented.

Following the Reverse Stock Split and the conversion of Series A Preferred Stock into common stock, the Company has 10,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

NOTE 8 – STOCK OPTION PLAN

On April 1, 2010, the Company granted a newly appointed executive officer a 5-year option to purchase 200,000 shares of the Company’s common stock. According to the stock option agreement, the option has a per share exercise price equal to $6.00, the fair market value of the stock on the date of grant. Half of the options are immediately exercisable and one-fourth will vest on each anniversary date of the grant over the next two years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.63% based upon United States Treasury yields in effect at the time of the grant, (2) expected term of 2.875 years based upon simplified calculations due to the limited period of time the Company’s equity shares have been publicly traded, (3) expected volatility of 88%, and (4) zero expected dividends. The calculated fair value of the grant was $3.32 per share. No stock options were exercised during the six months ended June 30, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 26, 2010, the Company completed a reverse acquisition transaction through a share exchange with Kalington Limited (hereafter referred to as “Kalington”), a Hong Kong entity established on November 5, 2009, and its shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of the Company’s issued and outstanding capital stock on an as-converted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Kalington became the Company’s wholly-owned subsidiary and the former stockholders of Kalington became our controlling stockholders. The share exchange transaction with Kalington and the Shareholders, was treated as a reverse acquisition for accounting and financial reporting purposes, with Kalington as the acquirer and the Company as the acquired party. After the reverse acquisition, the Company changed its name to Longhai Steel, Inc.  By virtue of its ownership of Kalington, the Company also owns Xingtai Kalington Consulting Service Co., Ltd. ("Kalington Consulting"), which is a wholly owned foreign subsidiary of Kalington and effectively and substantially controls Xingtai Longhai Wire Rod Co. Ltd., a company organized under the laws of the PRC ("Longhai PRC") and a leading producer of steel wire products in eastern China, through a series of captive agreements known as variable interest agreements (the “VIE Agreements”) with Kalington Consulting.

On June 22, 2010, the Company effected a 1-for-125 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”).  Upon the date of the Reverse Stock Split all of the issued and outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock. Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there were 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

We are a leading producer of steel wire products in eastern China. Demand for our steel wire is driven primarily by spending in the construction and infrastructure industries. We have benefited from strong fixed asset investment and construction growth as the PRC has rapidly grown increasingly urbanized and invested in modernizing its infrastructure.

Our principal business is the production of steel wire ranging from 6mm to 10mm in diameter. We operate two wire production lines, which have a combined annual capacity of approximately 0.9MMT. Our products are sold to a number of distributors who transport the wire to nearby wire processing facilities. Our wire is then further processed by these third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing. Our facilities and head offices are located in the town of Xingtai in southern Hebei Province.

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

•
Infrastructure and Construction Growth – We have in the past benefited from strong growth in fixed asset investment in roads, residential and commercial construction, bridges and other fundamental infrastructure and construction projects in the PRC. As the Chinese economy matures and develops, we expect this growth to slow and fixed asset investment to fall as a percentage of GDP, however, we believe demand for our products will remain strong for many years to come.

Taxation

United States and Hong Kong

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States due to the fact that we operate pursuant to a VIE structure with Longhai PRC. Our subsidiary, Kalington, is incorporated in Hong Kong and is taxed on profits generated in Hong Kong at the rate of 16.5%. However, since Kalington is merely a holding company, we do not expect to generate any profits in Hong Kong or be subject to such taxes.

People’s Republic of China

Income Taxes – We account for income taxes in accordance with ASC 740 “Income Taxes.” ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain. There was no deferred tax asset or liability for the years ended December 31, 2009 and 2008.

Because all of our operations are conducted in the PRC, we are governed by the Income Tax Law of the PRC applied to privately-run enterprises. On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law (the "New EIT Law") and its implementing rules, both of which became effective on January 1, 2008. Before the implementation of the New EIT Law, foreign invested enterprises (“FIE’s”) established in the PRC, unless granted preferential tax treatment by the PRC government, were generally subject to an earned income tax, or EIT, at the rate of 33%, which included a 30% state income tax and a 3% local income tax. The New EIT Law and its implementing rules impose a unified EIT rate of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax at the rate of 25%. For a detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Doing Business in China – Under the New EIT Law we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders" contained in our Current Report on Form 8-K filed with the SEC on March 26, 2010.

In fiscal years 2009 and 2008 we were subject to tax at a statutory rate of 25% on income reported in our statutory financial statements filed after appropriate tax adjustments in the relevant periods. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of December 31, 2009 and 2008, we accrued zero and $1,328,830, respectively, of unpaid VAT.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

The following table sets forth key components of our results of operations during the three month periods ended June 30, 2010 and 2009, both in dollars and as a percentage of our revenues.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenue	$128,402,079		100,731,907
Cost of sales	(125,556,443)	97.8	(97,522,220)	96.8
Gross profit	2,845,636	2.2	3,209,687	3.2
General and administrative expenses	(804,392)	0.6	(348,371)	0.3
Income from operations	2,041,244	1.6	2,861,316	2.8
Income before income taxes	1,768,228	1.4	2,805,283	2.8
Income tax expense	(540,668)	0.4	(700,293)	0.7
Net income	1,227,560	1.0	2,104,990	2.1
Other comprehensive income	142,986	0.1	590	*
Comprehensive income	$1,370,546	1.1	2,105,580	2.1

* less than 0.1%

Net Revenues. Net revenues consists of revenue from the sale of steel wire and scrap metal.  Our revenues increased to $128.40 million in the three months ended June 30, 2010 from $100.73 million in the same period in 2009, representing a 27.5% increase. This increase was mainly due to the period-over-period increase of 20.5% in average steel wire prices.

Cost of Sales. Our cost of sales increased $28.03 million to $125.60 million in the three months ended June 30, 2010, from $97.52 million in the same period in 2009. The cost of goods sold as a percentage of total revenues increased from 96.8% to 97.8% primarily due to an increase in the average price of steel billet by 22.6% during the period.

Gross Profit and Gross Margin. Our gross profit decreased $0.36 million to $2.85 million in the three months ended June 30, 2010 from $3.21 million in the same period in 2009. Gross margin declined from 3.2% for the three months ended June 30, 2009 to 2.2% for the three months ended June 30, 2010. The decrease in gross margin was primarily due to an increase in the price of steel billet.

General and Administrative Expenses. Our general and administrative expenses increased $0.45 million to $0.80 million in the three months ended June 30, 2010, from $0.35 million in the same period in 2009. The majority of the increase is due to the stock based compensation in connection with a stock option granted to an executive with the amount of $0.4 million.

Income Before Income Taxes. Our income before income taxes decreased to $1.77 million in the three months ended June 30, 2010 from $2.81 million in the same period in 2009. This decrease was due to a decrease in our gross profit as discussed above.

Income Tax. Income tax decreased to $0.54 million in the three months ended June 30, 2010 from $0.70 million in the same period in 2009 as we had lower taxable income.

Net Income. In the three months ended June 30, 2010, we generated net income of $1.22 million, compared to $2.10 million in the same period in 2009. This decrease was primarily attributable to the factors discussed above.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

The following table sets forth key components of our results of operations during the six month periods ended June 30, 2010 and 2009, both in dollars and as a percentage of our revenues.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$234,378,730		189,793,620
Cost of sales	(227,358,937)	97.0	(181,981,027)	95.9
Gross profit	7,019,793	3.0	7,812,593	4.1
General and administrative expenses	(1,085,430)	0.5	(518,249)	0.3
Income from operations	5,934,363	2.5	7,294,344	3.8
Income before income tax	5,608,560	2.4	7,220,815	3.8
Income tax expense	(1,501,211)	0.6	(1,805,204)	1.0
Net income	4,107,349	1.8	5,415,611	2.9
Other comprehensive income	147,963	0.1	25,382	*
Comprehensive income	$4,225,312	1.8	5,440,993	2.9

* less than 0.1%

Net Revenues. Net revenues consists of revenue from the sale of steel wire and scrap metal.  Our net revenues increased to $234.38 million in the six months ended June 30, 2010 from $189.79 million in the same period in 2009, representing a 23.5% increase. This increase was mainly due to the period over period  increase of 14.4% in average steel wire prices.

Cost of Sales. Our cost of sales increased $45.38 million to $227.36 million in the six months ended June 30, 2010, from $181.98 million in the same period in 2009. The cost of goods sold as a percentage of total revenues increased from 95.9% to 97% primarily due to an increase in the average price of steel billet by 16.5% during the period.

Gross Profit and Gross Margin. Our gross profit decreased $0.79 million to $7.02 million in the six months ended June 30, 2010 from $7.81 million in the same period in 2009. Gross margin declined from 4.1% for the six months ended June 30, 2009 to 3% for the six months ended June 30, 2010. The decrease in gross margin was primarily due to an increase in the price of steel billet.

General and Administrative Expenses. Our general and administrative expenses increased $0.58 million to $1.10 million in the six months ended June 30, 2010, from $0.52 million in the same period in 2009. The majority of the increase is due to the stock based compensation in connection with a stock option granted to an executive with the amount of $0.4 million. In addition, during the period we prepaid land use taxes for the full year in the amount of approximately $31,600, as compared to $15,600 during the corresponding 2009 period. Other general and administrative expenses increased due to increased payments for insurances and for expenses related to becoming a publicly traded company.

Income Before Income Taxes. Our income before income taxes decreased to $5.60 million in the six months ended June 30, 2010 from $7.22 million in the same period in 2009. This decrease was due to a decrease in our gross profit as discussed above.

Income Tax. Income tax decreased to $1.50 million in the six months ended June 30, 2010 from $1.81 million in the same period in 2009 as we had lower taxable income.

Net Income. In the six months ended June 30, 2010, we generated net income of $4.11 million, compared to $5.41 million in the same period in 2009. This decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $592,938, consisting primarily of cash on hand and demand deposits. The following table provides detailed information about our net cash flows for the six months ended June 30, 2010. To date, we have financed our operations primarily through cash flows from equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(all amounts in U.S. dollars)

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	$(38,940,605)	58,027,582
Net cash used in investing activities	(3,615,208)	(54,117,194)
Net cash provided by (used in) financing activities	43,009,101	(4,205,353)
Effect of exchange rate changes on cash	23,110	(880)
Net increase (decrease) in cash and cash equivalents	476,398	(295,845)
Cash and cash equivalents at beginning of the quarter	116,540	363,903
Cash and cash equivalents at end of the quarter	592,938	68,058

Operating activities

Net cash used in operating activities was $38.94 million for the six months ended June 30, 2010, as compared to net cash provided by operating activities of $58.03 million for the same period in 2009. The decrease in net cash provided by operating activities was due to increases in advances to suppliers

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $3.62 million, as compared to net cash used in investing activities of $54.12 million during the same period of 2009. This decrease in cash used in investing activities was mainly due to repayment of a loan by a related party.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $43.01 million, as compared to net cash in the amount of $4.21 million used in financing activities during the same period of 2009.  The cash inflow in financing activities for the six months ended June 30, 2010 mainly consisted of repayment of a loan by a related party.

We believe that our cash on hand and cash flows from operations will meet our present cash needs, but we may require additional cash resources to implement our expansion through the acquisition of additional facilities. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. On July 20, 2010, we have filed a registration statement with the SEC in order to be able to issue additional common stock at a proposed maximum offer price of 20 million U.S. Dollars for the purpose of expanding our business through acquisitions and to better meet our working capital needs.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the steel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows have not historically been subject to seasonal variations, however, the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese spring festival.

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition

Retail sales are recognized at the point of sale to customers, are recorded net of estimated returns, and exclude VAT. Wholesales to contracted customers are recognized as revenue at the time the product is shipped and title passes to the customer FOB shipping point.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those results

Accounts Receivable

Accounts receivable consists of unpaid balances due from wholesale customers. Such balances generally are cleared in the subsequent month when the wholesale customers place another order. We do not provide an allowance for doubtful accounts because we have not experienced any credit losses in collecting these amounts from whole-sale customers.

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the three month periods ended June 30, 2010 and 2009 or the years ended December 31, 2009 or 2008.

Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements or decrease due to market conditions and product life cycle changes. We estimate the demand requirements based on market conditions, forecasts prepared by customers, sales contracts and orders in hand.

In addition, we estimate net realizable value based on intended use, current market value and inventory ageing analyses. We write down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Comprehensive Income

We have adopted the provisions of ASC 220 “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

ASC 220 defines comprehensive income as comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. Our other comprehensive income arose from the effect of foreign currency translation adjustments.

Foreign Currency Translation/Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's PRC subsidiaries is the RMB.  Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income.  Income and expense accounts are translated at average exchange rates during the year.  Gains and losses from foreign currency transactions are recorded in other income (loss), net.  The functional currency is the local currency for all non-U.S. subsidiaries.

The balance sheet amounts at June 30, 2010, with the exception of shareholders' equity, were translated at the exchange rate of 6.8086 RMB to the U.S. $1.00 compared to the exchange rate of 6.8376 RMB to the U.S. $1.00 at December 31, 2009.  The equity accounts were stated at their historical exchange rates.  The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2010 and 2009 was 6.83476 RMB and 6.84329 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $954,781 and $806,818 as of June 30, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (now included in ASC 805), “Business Combinations” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. We adopted this standard as of January 1, 2009 and do not expect it to have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 (now ASC 810-10), "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” ASC 810-10 introduces significant changes in the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary. ASC 810-10 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We adopted this standard effectively January 1, 2009 and the adoption of this ASC did not have a material impact on the company’s consolidated financial statements.

Effective July 1, 2008, we adopted SFAS No. 157 (now ASC 820), “Fair Value Measurements,” which provides guidance on how to measure assets and liabilities that use fair value. ASC 820 applies whenever another US GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. We also adopted FASB Staff Position ("FSP") No. FAS 157-2, which allows us to partially defer the adoption of ASC 820. This FSP defers the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The adoption of ASC 820 had no impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165 (now ASC 855), “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued Update No. 2009-01 (ASU 2009-01), “Generally Accepted Accounting Principles.” ASU 2009-01 establishes “The FASB Accounting Standards Codification”, or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. We will adopt the provisions of ASU 2009-01 for the period ended September 30, 2009. There will be no impact on our operating results, financial position or cash flows as a result of adoption.

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Quantitative and Qualitative Disclosures about Market Risk

We have exposure to several types of market risk: changes in foreign currency exchange rates, interest rates and commodity prices. We neither hold nor issue financial instruments for trading purposes nor do we make use of derivative instruments to hedge the risks discussed below. The following sections provide quantitative information on our exposure to market risks. Our use of sensitivity analyses are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in Chinese RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009,  the exchange rate has remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar.  There remains international pressure on the Chinese government to adopt an even more flexible currency policy and The exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of the RMB against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

Commodity Prices

We are generally exposed to commodity price swings. Although there is no guaranteed correlation, steel wire prices generally fluctuate with steel prices, but the differential between market prices of steel billet and steel wire also fluctuates. Although we generally hold inventory for the duration of our 24-hour production cycle, sudden changes in the market price of steel and wire may directly impact the valuation of inventory and goods in progress, which influences earnings. So long as the market price differential between billets and wire does not shrink disproportionally, rising steel prices generally work in our favor as inventory purchased at lower prices would appreciate in such a scenario, resulting in additional profits when the wire is sold.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010 our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Current Report on Form 8-K, as filed with the United States Securities and Exchange Commission on March 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2010, the Company effected a 1-for-125 reverse split of its outstanding common stock, after which shares of the Company’s Series A Preferred Stock automatically converted into shares of common stock on the basis of one share of Series A Preferred Stock for 985 shares of common stock. This resulted in the automatic conversion of the 10,000 outstanding shares of Series A Preferred Stock into 9,850,000 shares of common stock, constituting 98.5% of the Company’s outstanding common stock. The shares of common stock issued upon conversion of the Series A Preferred Stock were issued in reliance upon the exemption from registration provided by Section 3(a) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2010

Longhai Steel, Inc.

/s/ Chaojun Wang
Chaojun Wang
Chief Executive Officer

/s/ Dr. Eberhard Kornotzki
Dr. Eberhard Kornotzki
Chief Financial Officer (Principal Financial and Accounting Officer)