Form 10-Q
period 2010-09-30
Longhai Steel Inc.
filed 2010-11-02
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to _________

Commission File Number: 000-52455
______________________

LONGHAI STEEL INC.
(Exact name of registrant as specified in its charter)

_______________________

Nevada	11-3699388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 1 Jingguang Road, Neiqiu County
Xingtai City, Hebei Province, China	054000
(Address of principal executive offices)	(Zip Code)

+86 (319) 686-1111
(Registrant's telephone number, including area code)
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ X ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,418 shares of common stock, par value $0.001 per share, outstanding on November 1, 2010.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

LONGHAI STEEL INC. CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$220,970	$115,510
Notes receivable	895,776	-
Accounts receivable	21,797	19,009
Other receivables, net of allowance for doubtful accounts	4,144,074	2,799
Advance to suppliers	26,264,709	15,663,763
Inventories, net	18,361,613	2,393,159
Taxes receivable	2,966,849	1,579,933
Due from related parties	266,069	42,290,438
Total current assets	53,141,857	62,064,611
Property, plant and equipment, net	25,100,243	26,680,244
TOTAL ASSETS	$78,242,100	$88,744,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	6,939,991	15,536,226
Advance from customers	23,608,145	33,245,360
Income tax payable	2,074,537	2,325,984
Current deferred tax liabilities	2,315,315	1,172,181
Accrued expenses and other payables	4,098,296	5,169,708
Total current liabilities	39,036,284	57,449,459
Non-current deferred tax liabilities	174,942	190,351
TOTAL LIABILITIES	39,211,226	57,639,810

STOCKHOLDERS’ EQUITY
Common Stock, .001 par value, 100,000,000 shares
authorized, 10,000,000 and 9,850,000 shares issued and
outstanding, respectively	10,000	9,850
Additional paid-in capital	3,113,429	2,655,041
Statutory surplus reserves	1,467,033	-
Accumulated other comprehensive income	1,579,207	806,818
Retained earning	32,861,205	27,633,336
TOTAL STOCKHOLDERS’ EQUITY	39,030,874	31,105,045
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,242,100	$88,744,855

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net revenues	$96,104,842	$93,928,069	$330,483,572	$283,721,689
Cost of Sales	(91,826,504)	(90,182,835)	(319,232,116)	(272,163,862)
Gross profit	4,278,338	3,745,234	11,251,456	11,557,827
Operating expenses:
General and administrative expenses	(406,971)	(305,917)	(1,445,726)	(824,166)
Income from operations	3,871,367	3,439,317	9,805,730	10,733,661
Interest income	1,403	1,045	3,747	2,517
Interest expense	(399,911)	(7)	(723,274)	(57,701)
Other expenses	(2,002)	(8,887)	(6,786)	(26,194)
Total other income and expenses	(400,510)	(7,849)	(726,313)	(81,378)
Income/(loss) before income taxes	3,470,857	3,431,468	9,079,417	10,652,283
Income tax expenses	(883,304)	(857,867)	(2,384,515)	(2,663,071)
Net income/(loss)	2,587,553	2,573,601	6,694,902	7,989,212
Other comprehensive income/(loss)	624,426	27,338	772,389	52,720
Comprehensive income/(loss)	$3,211,979	$2,600,939	$7,467,291	$8,041,932
Basic and diluted income/(loss) per commom share:
Basic	$0.26	$0.26	$0.67	$0.81
Diluted	0.26	0.26	0.67	0.81
Weighted average common shares outstanding:
Basic	10,000,000	9,850,000	9,953,297	9,850,000
Diluted	10,000,000	9,850,000	9,953,297	9,850,000

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC. CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net income/loss	$6,694,902	$7,989,212
Adjustments to reconcile net income/(loss) to cash provided (used) by operating activities:
Stock option expenses	456,724	-
Depreciation and amortization	2,263,004	2,225,750
Deferred tax assets	1,099,429	1,404,333
Amortization of deferred financing cost	-	22,813
Changes in operating assets and liabilities:
Accounts receivable	(2,393)	-
Inventories	(15,917,067)	(5,474,827)
Advances to suppliers	(10,275,655)	22,007,987
Prepaid expenses and other current assets	(4,141,217)	(3,672,544)
VAT tax receivable	(1,354,105)	111,845
Accounts payable	(8,930,403)	743,495
Advance from customers	(10,327,624)	17,343,751
Related parties payable	88,544	-
Accrued expenses and other current liabilities	906,851	(2,855,696)
Income tax payable	(299,751)	560,089
Cash provided by operating activities	(39,738,761)	40,406,208
Cash flows from investing activities:
Purchase of notes receivable	(895,776)	-
Purchase of property and equipment	(2,329,538)	(18,122)
Net cash used for investing activities	(3,225,314)	(18,122)
Cash flows from financing activities:
Proceeds from (payments to) related parties - net	42,902,618	(40,657,875)
Net cash provided by financing activities	42,902,618	(40,657,875)
Effect of exchange rate changes on cash	165,887	70,724
Net increase (decrease) in cash and cash equivalents	104,430	(199,065)
Cash and cash equivalents, beginning balance	116,540	363,903
Cash and cash equivalents, ending balance	$220,970	$164,838

SUPPLEMENTARY DISCLOSURE:
Interest paid	$721,997	-
Income tax paid	$1,598,724	715,689

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC. (Formerly Action Industries, Inc.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Longhai Steel Inc., a Nevada corporation (formerly Action Industries, Inc.) (the Company) was originally incorporated under the laws of the State of Georgia on December 4, 1995. On March 14, 2008, the Georgia corporation was merged with and into a newly formed Nevada corporation also named Action Industries, Inc. and all of the outstanding shares of the Georgia corporation were exchanged for shares in the surviving Nevada corporation.

On March 26, 2010, the Company completed a reverse acquisition transaction through a share exchange with Kalington Limited (hereafter referred to as “Kalington”), a Hong Kong entity established on November 5, 2009, and its shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of the Company’s issued and outstanding capital stock on an as-converted basis as of and immediately after the consummation of the reverse acquisition. On July 16, 2010, the Company effected a 1-for-125 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). Upon the date of the Reverse Stock Split all of the issued and outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock. Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there were 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result of the reverse acquisition, Kalington became the Company’s wholly-owned subsidiary and the former stockholders of Kalington became our controlling stockholders. The share exchange transaction with Kalington and the Shareholders, was treated as a reverse acquisition for accounting and financial reporting purposes, with Kalington as the acquirer and the Company as the acquired party. After the reverse acquisition, the Company changed its name to Longhai Steel Inc.

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

Immediately prior to the reverse acquisition, the common stock of Kalington was owned by the following persons in the indicated percentages: William Hugh Luckman (3.51%); Wealth Index Capital Group LLC (a US company) (7.3%); K International Consulting Ltd. (a BVI company) (2.08%); Merrill King International Investment Consulting Ltd. (a BVI company) (0.31%); Shanchun Huang (3.12%); Xiucheng Yang (1.53%); Jianxin Wang (0.92%); Xingfang Zhang (29.45%); and Merry Success Limited (a BVI company) (51.78%) . Our Chief Financial Officer and Director, Dr. Eberhard Kornotzki, directly controls the shares held by K International Consulting Ltd. and has a beneficial interest in Wealth Index Capital Group LLC, and Chaojun Wang, our Chief Executive Officer, serves as a director of Merry Success Limited, our principal stockholder after the reverse acquisition, along with Jinhai Guo, its sole shareholder.

Kalington was established on November 5, 2009 in Hong Kong to serve as an intermediate holding company. Chaojun Wang currently serves as the directors of Kalington. Kalington Consulting was established in the PRC on March 18, 2010, and is 100% owned by Kalington. On March 5, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Kalington Consulting. Chaojun Wang serves as the executive director of Kalington Consulting. Longhai, our operating VIE, was established in the PRC on August 26, 2008, as a result of the carve-out of the division of the Longhai Steel Group, for the purpose of engaging in the production of steel wire. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai. Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner), an entity owned and controlled by Dr. Eberhard Kornotzki, our Chief Financial Officer, and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group. -

On March 19, 2010, prior to the reverse acquisition transaction, Kalington Consulting and Longhai entered into a series of agreements, the VIE Agreements, pursuant to which Longhai became Kalington Consulting’s variable interest entity. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include:

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

  an Option Agreement under which the owners of Longhai have granted to Kalington Consulting the irrevocable right and option to acquire all of their equity interests in Longhai; and

  an Equity Pledge Agreement under which the owners of Longhai have pledged all of their rights, titles and interests in Longhai to Kalinton Consulting to guarantee Longhai’s performance of its obligations under the Consulting Services Agreement.

On March 18, 2010, prior to the reverse acquisition transaction, Mr. Wang entered into a call option agreement, the Merry Success Option Agreement, with Jinhai Guo, the sole shareholder of Merry Success Limited, pursuant to which, Mr. Wang has the right to acquire up to 100% or the shares of Merry Success Limited for fixed consideration within the next three years. The Merry Success Option Agreement also provides that Mr. Guo shall not dispose any of the shares of Merry Success Limited without Mr. Wang’s consent. As a result of the Merry Success Option Agreement, Chaojun Wang, our Chief Executive Officer, beneficially owns a majority of our capital stock and voting power, as well as of Longhai and the Longhai Steel Group.

Because of the common control between Kalington, Kalington Consulting and Longhai, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities based on FASB rules on business combinations and transactions among entities under common control. The restructuring has been accounted for using the "as if" pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial.

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

Kalington was established in Hong Kong on November 5, 2009 to serve as an intermediate holding company. Chaojun Wang, the Company's Chief Executive Officer, Chairman of the Board and major shareholder serves as the director of Kalington. Kalington Consulting was established in the PRC on March 18, 2010.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2010 and 2009 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements in this report should be read in conjunction with the December 31, 2009 audited financial statements of the Company and the notes thereto included in the Company’s Form 8-K filed on March 26, 2010.

In the opinion of management, the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared on the same basis as the audited consolidated statements as of December 31, 2009 and reflect all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for any subsequent quarter, for the full fiscal year or any future periods.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Action Industries and its 100%-owned subsidiary Kalington for the period from March 26 to June 30, 2010, its 100%-owned subsidiary Longhai for the nine months ended September 30, 2010. All significant inter-company accounts and transactions were eliminated in consolidation.

Basis of Presentation

The financial statements reflect the financial position, results of operations and cash flows of the Company and all of its wholly owned and majority owned subsidiaries as of September 30, 2010 and December 31, 2009 and for the nine months ended September 30, 2010 and 2009. All intercompany items are eliminated during consolidation.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of September 30, 2010 and December 31, 2009, the accounts receivable was $21,797 and $19,009, respectively.

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

The balance sheet amounts at September 30, 2010, with the exception of shareholders' equity, were translated at the exchange rate of 6.6981 RMB to the U.S. $1.00 compared to the exchange rate of 6.8376 RMB to the U.S. $1.00 at December 31, 2009. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2010 and 2009 was 6.81648 RMB and 6.84251 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $1,579,207 and $806,818 as of September 30, 2010 and December 31, 2009, respectively.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates. As of September 30, 2010 and 2009, the Company does not have any dilutive securities.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard in the first quarter of 2010 did not impact the Company’s consolidated financial statements. Additionally, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

NOTE 3 - INVENTORY

Inventory as of September 30, 2010 and December 31, 2009 were as follows:
	September 30, 2010	December 31, 2009
Raw material	$1,285,670	$27,292
Finished goods	15,332,460	849,000
Auxiliary inventory (spare parts)	1,743,483	1,516,867

Total inventory	$18,361,613	$2,393,159

NOTE 4 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2010 and December 31, 2009, the accounts payable, unearned revenue and accrued liabilities of the Company were summarized as follows:

	September 30, 2010	December 31, 2009
Accounts payable	$6,939,991	$15,536,226
Unearned revenue	23,608,145	33,245,360
Accrued liabilities and other payables:
– payroll payable	261,982	97,894
– customer deposits	3,685,215	2,923,634
– payable for equipment purchased	-	2,119,889
– others	151,099	28,291
Subtotal of accrued expenses and other payables	$4,098,296	$5,169,708

NOTE 5 - RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of September 30, 2010 and December 31, 2009, due from related parties was summarized as follows:

	September 30, 2010	December 31, 2009
Xingtai Longhai Steel Group Co., Ltd.	$266,069	$42,047,673
Xingtai Longhai Steel Group Metal Product Co., Ltd.	-	242,765

Total	$266,069	$42,290,438

The Company loaned cash deposits received from third party customers to Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer. As of September 30, 2010 and December 31, 2009, amounts due the Company under these loans were Nil and $42,047,673, respectively. The $266,069 balance at September 30, 2010 was related to sale of scrap metal.

The Company offered customers sales discounts in return for cash deposits. These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd. In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of $1,527,203 and $6,354,006 in the nine months ended September 30, 2010 and 2009, respectively and reimbursements of Nil and $2,500,117 in the three months ended September 30, 2010 and 2009, respectively. The Company recorded these reimbursements as earned finance income which is included in net revenue.

The Company also sells steel wire to Xingtai Longhai Steel Group Metal Product Co., Ltd. (“Longhai Metal”), one of the Longhai Group of companies and a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer. As of September 30, 2010 and December 31, 2009, accounts receivable from the sale of steel wire to Longhai Metal were Nil and $242,765, respectively.

In May 2010 the Company placed an order for steel billet with Xingtai Shenrui Trading Company, a related party under indirect control of Mr. Wang Chaojun, the Company's Chief Executive Officer and gave Xingtai Shenrui a cash deposit in the amount of $15,244,809 in connection with this order. The order was subsequently cancelled and the cash deposit was returned in full by August 4, 2010.

Related party transactions

Revenue

Revenue from the sale of steel wire to Longhai Metal in the nine months ended September 30, 2010 and 2009, was Nil and $3,954,193, respectively. Revenue from the sale of steel wire to Longhai Metal in the three months ended September 30, 2010 and 2009, was Nil and Nil, respectively.

Revenue from the sale of steel wire to Xingtai Shenrui in the nine months ended September 30, 2010 and 2009, was $15,450,433 and Nil, respectively. Revenue from the sale of steel wire to Xingtai Shenrui in the three months ended September 30, 2010 and 2009, was Nil and Nil, respectively.

In addition, during the nine months ended September 30, 2010 and 2009, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $3,371,799 and $3,245,696, respectively. During the three months ended September 30, 2010 and 2009 the Company sold scrap metal to members of the Longhai Group of companies in the amount of $1,002,167 and $1,370,323, respectively. These amounts are included in the Company's income statement as net revenue.

Expenses

During the nine months ended September 30, 2010 and 2009, the Company purchased gas and other utilities from the Longhai Group in the amount of $7,849,214 and $6,653,852, respectively. During the three months ended September 30, 2010 and 2009, the Company purchased gas and other utilities from the Longhai Group in the amount of $2,614,167 and $1,729,268, respectively.

In addition, the Longhai Group rents office and workshop space to the Company. Rent expense for the nine months ended September 30, 2010 and 2009 was $21,327 and $21,246, respectively. Rent expense for the three months ended September 30, 2010 and 2009 was $7,147 and $6,084 respectively.

NOTE 6 - INCOME TAX

Longhai is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Current deferred tax assets:
Cost of revenue on goods delivered but not invoiced	-	161,673
Expenses deductible in next year	65,495	31,547
Other	133,245
Total current deferred tax assets	198,740	193,220
Total deferred tax assets	$198,740	$193,220

	September 30, 2010	December 31, 2009
Current deferred tax liabilities:
Tax on financing service not invoiced to related party	2,514,055	1,365,401
Total current deferred tax liabilities	2,514,055
Non-current deferred tax liabilities:
Depreciation of fixed assets	$174,942	$190,351
Total deferred tax liabilities	$2,688,997	$1,555,752

Net current deferred tax liabilities	2,315,315	1,172,181
Net non-current deferred tax liabilities	174,942	190,351

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009:

	2010		2009
US statutory rates	34.0%		34.0%
Tax rate difference	(9.5%	)	(9.0%	)
Other	1.7%		-
Tax per financial statements	26.2%		25.0%

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

The Reverse Stock Split was effective on July 16, 2010 and the 10,000 outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock, which constitutes 98.5% of the Company's outstanding common stock. For accounting purposes, we treated the Series A Preferred Stock as being converted fully to common stock on a post- reverse split basis for all periods presented.

Following the Reverse Stock Split and the conversion of Series A Preferred Stock into common stock, the Company has 10,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Statutory Reserve

Our PRC subsidiary is required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reach 50% of our PRC subsidiary’s registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.63% based upon United States Treasury yields in effect at the time of the grant, (2) expected term of 2.875 years based upon simplified calculations due to the limited period of time the Company’s equity shares have been publicly traded, (3) expected volatility of 88%, and (4) zero expected dividends. The calculated fair value of the grant was $3.32 per share. No stock options were exercised during the nine months ended September 30, 2010.

NOTE 9 – SUBSEQUENT EVENT

On October 12, 2010, the Company entered into a five year operating lease agreement with Xingtai Longhai Steel Group, a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer, for a newly constructed wire plant adjacent to the Company’s current facility with an annual lease cost of RMB 14 million (approximately USD $2.1 million) due in every six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Registration Statement on Form S-1 filed on July 20, 2010, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Registration Statement on Form S-1 filed on July 20, 2010.

Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by law, we undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's unaudited consolidated results of operations for the three month and nine month periods ended September 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

• the “Company,” “we,” “us,” and “our” are to the combined business of (i) Longhai Steel Inc., or “LSI”, a Nevada corporation, (ii) Kalington Limited, or “Kalington,” a Hong Kong limited company and wholly-owned subsidiary of LSI, (iii) Xingtai Kalington Consulting Service Co., Ltd., or “Kalington Consulting,” a PRC limited company and wholly-owned subsidiary of Kalington, and (iv) Kalington Consulting’s variable interest entity, or VIE, Xingtai Longhai Wire Rod Co. Ltd. Ltd., or “Longhai,” a PRC limited company, as the case may be;

• “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

• “Securities Act” are to the Securities Act of 1933, as amended;

• “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

• “PRC,” “China,” and “Chinese,” are to the People’s Republic of China (excluding Macau, Hong Kong and Taiwan);

• “Renminbi” and “RMB” are to the legal currency of China, for purposes of this prospectus only; and “U.S. dollar,” “$,” “USD” and “US$” are to the legal currency of the United States.

Overview

On March 26, 2010, the Company completed a reverse acquisition transaction through a share exchange with Kalington and its shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of the Company’s issued and outstanding capital stock on an as-converted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Kalington became the Company’s wholly-owned subsidiary and the former stockholders of Kalington became our controlling stockholders. The share exchange transaction with Kalington and the Shareholders, was treated as a reverse acquisition for accounting and financial reporting purposes, with Kalington as the acquirer and the Company as the acquired party. After the reverse acquisition, the Company changed its name to Longhai Steel Inc. By virtue of its ownership of Kalington, the Company also owns Kalington Consulting, which is a wholly owned foreign subsidiary of Kalington and effectively and substantially controls Longhai and a leading producer of steel wire products in eastern China, through a series of captive agreements known as variable interest agreements (the “VIE Agreements”) with Kalington Consulting.

On July 16, 2010, the Company effected a 1-for-125 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). Upon the date of the Reverse Stock Split all of the issued and outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock. Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there were 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Third Quarter Financial Performance Highlights

During the third quarter of 2010, we continued to see strong demand for our products and growth in our revenues. The following are some financial highlights for the third quarter of 2010:

  Sales Revenue: Sales revenue increased $2.2 million, or 2.3%, to $96.1 million for the third quarter of 2010 from $93.9 million for the same period of last year.

  Gross Profit: Gross profit increased by 14.4% to $4.28 million for the third quarter of 2010, compared with $3.74 million for the same period in 2009.

  Net Income attributable to the Company’s common stockholders: Net income increased $0.02 million, or 0.8%, to $2.59 million for the third quarter of 2010, from $2.57 million for the same period of last year.

  Basic and fully diluted earnings per share: Basic and fully diluted earnings per share was $0.26 for the third quarter of 2010, compared with $0.26 for the same period last year.

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

Because all of our operations are conducted in the PRC, we are governed by the Enterprise Income Tax Law of the PRC (the "EIT Law"). This law and its implementing rules impose a unified EIT rate of 25% on all enterprises, unless they qualify for certain limited exceptions.

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax at the rate of 25%. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please refer to page 24 of our Current Report on Form 8-K filed with the SEC on March 26, 2010 for further details concerning this point.

Since 2008, we have been subject to tax at a statutory rate of 25% on income reported in our statutory financial statements filed after appropriate tax adjustments in the relevant periods. Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred.

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of December 31, 2009 and 2008, we accrued zero and $1,328,830, respectively, of unpaid VAT. As of September 30, 2010 we had a negative balance of unpaid VAT, which means a receivable of $2,966,849.

Results of Operations

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

	Nine Months Ended		Nine Months Ended
	30.Sep.2010		30.Sep.2009
		% of		% of
	Amount	revenues	Amount	revenues

Net revenue	$330,483,572		283,721,689
Cost of sales	(319,232,116)	96.6	(272,163,862)	95.9
Gross profit	11,251,456	3.4	11,557,827	4.1
General and administrative expenses	(1,445,726)	0.4	(824,166)	0.3
Income from operations	9,805,730	3.0	10,733,661	3.8
Income before income taxes	9,079,417	2.7	10,652,283	3.8
Income tax expense	(2,384,515)	0.7	(2,663,071)	0.9
Net income	6,694,902	2.0	7,989,212	2.8
Other comprehensive income	772,389	0.2	52,720	0.0
Comprehensive income	$7,467,291	2.3	8,041,932	2.8

Net Revenues . Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $330.5 million in the nine months ended September 30, 2010 from $283.7 million in the same period in 2009, representing a 16.5% increase. This increase was due to a period over period increase in our revenue per ton of wire sold of 15.5% period due primarily to an increase in average wire prices. Our tons sold increased marginally from 644,368MT to 649,985MT, representing period over period growth of 0.9% .

Cost of Sales . Our cost of sales increased $47.1 million, or 17.3%, to $319.2 million in the nine months ended September 30, 2010, from $272.2 million in the same period in 2009. The cost of sales as a percentage of revenues increased from 95.9% to 96.6% between the periods. Our cost of sales is largely dictated by movements in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold increased 16.2% period over period.

Gross Profit and Gross Margin. Our gross profit decreased $0.31 million to $11.25 million in the nine months ended September 30, 2010 from $11.56 million in the same period in 2009. Gross margin declined from 4.1% for the nine months ended September 30, 2009 to 3.4% for the nine months ended September 30, 2010. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase price and wire sales prices discussed above as billet prices increased more than wire prices. While growth in infrastructure and construction economies remained robust, the steel wire market prices were softer in comparison to billet due to stronger than expected local supply of wire during the summer of 2010. We are forecasting increased wire and billet spreads in the coming quarter.

General and Administrative Expenses. Our general and administrative expenses increased $0.63 million to $1.45 million in the nine months ended September 30, 2010, from $0.82 million in the same period in 2009.

The majority of the increase is due to a stock option granted to an executive valued at $0.4 million. Other general and administrative expenses increased due to increased payments for social insurance and expenses related to becoming a publicly traded company.

Income Before Income Taxes. Our income before income taxes decreased to $9.08 million in the nine months ended September 30, 2010 from $10.65 million in the same period in 2009. This decrease was due to a decrease in our gross profit and an increase in our general and administrative expenses as discussed above. In addition, we experienced higher interest expenses in association with increased use of bank acceptance bills.

Bank acceptance bills are common instruments used by companies in China to secure credit terms from their suppliers. The instruments feature a local bank guarantee of the payment risk, which is provided for a fee. In these arrangements, a company and a bank enter into a bank acceptance agreement pursuant to which the bank agrees to accept and pay when due the company's bills payable to the supplier. Cashing in such bank acceptance bills before they mature enables us to obtain liquidity at lower interest costs than by using a bank loan.

Income Tax. Income tax decreased to $2.38 million in the nine months ended September 30, 2010 from $2.66 million in the same period in 2009 as we had lower taxable income.

Net Income. In the nine months ended September 30, 2010, we generated net income of $6.69 million, compared to $7.99 million in the same period in 2009. This decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $220,970, consisting primarily of cash on hand and demand deposits. The following table provides detailed information about our net cash flows for the nine months ended September 30, 2010. To date, we have financed our operations organically and through cash flows from equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
(all amounts in U.S. dollars)

	Nine Months Ended
	September 30,
	2010	2009

Net cash provided by (used in) operating activities	$(39,738,761)	40,406,208
Net cash used in investing activities	(3,225,314)	(18,122)
Net cash provided by (used in) financing activities	42,902,618	(40,657,875)
Effect of exchange rate changes on cash	165,887	70,724
Net increase (decrease) in cash and cash equivalents	104,430	(199,065)
Cash and cash equivalents at beginning of the quarter	116,540	363,903
Cash and cash equivalents at end of the quarter	$220,970	164,838

Operating activities

Net cash used in operating activities was $39.74 million for the nine months ended September 30, 2010, as compared to net cash provided by operating activities of $40.4 million for the same period in 2009.

Our cash flows from operating activities changed significantly because we took measures to eliminate loans to related parties. We had previously passed prepayments from our wholesale customers straight to the Longhai Steel Group to provide liquidity to the Longhai Steel Group for iron ore purchases. In consideration of those prepayments, these wholesale customers would receive a discount on our steel wire, and Longhai Steel Group would reimburse us for these discounts by way of a reduced purchase price for steel billet. This was treated as a loan to a related party, and the reimbursement for the discounts granted to wholesale customers were recorded as financing income according to US GAAP. The passed-through prepayments were recorded as cash used in financing activities.

Management determined to eliminate this type of related party transactions and instead conduct business with the Longhai Steel Group on an arms-length basis as of the second quarter of 2010. This action required that the loan granted to Longhai Steel Group be repaid. This resulted in a reduction of approximately $42 million in operating cash that was accompanied by a matching increase in cash from financing activities.

Wholesale customers prepay large amounts in order to get a discount on our steel wire. These prepayments cover up to 3 months’ of deliveries. We continue to deliver steel wire until the prepayments are exhausted, at which time the prepayments are replenished by the customer. Occasionally, delivery takes place before the top-up payments arrive, which may result in comparatively small accounts receivable that are usually cleared during the course of the following month. We typically collect cash on or before delivery from non-wholesale customers. This practice does not cause any cost risk as all purchases and sales are priced according to market price in effect on the day of the transaction.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $3.22 million, as compared to net cash used in investing activities of $0.02 million during the same period of 2009. This increase in cash used in investing activities was mainly due to purchase of equipment.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $42.9 million, as compared to net cash used of $40.66 million during the same period of 2009. The cash inflow in financing activities for the nine months ended September 30, 2010 mainly consisted of repayment of a loan by a related party as discussed above.

Other than a lease contingent on the completion of a wire facility, we have no material commitments for capital expenditures.

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

Comparison of Three Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

The following table sets forth key components of our results of operations during the three month periods ended September 30, 2010 and 2009, both in dollars and as a percentage of our revenues:

	Three Months Ended		Three Months Ended
	30.Sep.2010		30.Sep.2009
		% of		% of
	Amount	revenues	Amount	revenues

Net revenue	$96,104,842		93,928,069
Cost of sales	(91,826,504)	95.5	(90,182,835)	96.0
Gross profit	4,278,338	4.5	3,745,234	4.0
General and administrative expenses	(406,971)	0.4	(305,917)	0.3
Income from operations	3,871,367	4.0	3,439,317	3.7
Income before income taxes	3,470,857	3.6	3,431,468	3.7
Income tax expense	(883,304)	0.9	(857,867)	0.9
Net income	2,587,553	2.7	2,573,601	2.7
Other comprehensive income	624,426	0.6	27,338	0.0
Comprehensive income	$3,211,979	3.3	2,600,939	2.8

Net Revenues. Net revenues consists of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $96.1 million in the three months ended September 30, 2010 from $93.9 million in the same period in 2009, representing a 2.3% increase. This increase was due to a 12.7% period over period increase in our average revenue per ton of wire. Meanwhile, sales volume decreased from 202,092MT to 183,517MT, representing period over period decline of 9.2% . This was due an accumulation of roughly two weeks’ worth of inventory at the end of the quarter as some customers delayed pick up of wire. We have since cleared this inventory.

Cost of Sales . Our cost of sales increased $1.65 million, or 1.8%, to $91.83 million in the three months ended September 30, 2010, from $90.18 million in the same period in 2009. The cost of sales as a percentage of revenues decreased from 96.0% to 95.5% between the periods. Our cost of sales is largely dictated by movements in steel billet prices as billet typically represents more than 95% of our cost of goods sold.

Gross Profit and Gross Margin. Our gross profit increased $0.53 million to $4.28 million in the three months ended September 30, 2010 from $3.75 million in the same period in 2009. Gross margin increased from 4.0% for the three months ended September 30, 2009 to 4.5% for the three months ended September 30, 2010. The increase in gross margin was primarily due to the widening of the spread between billet purchase price and wire sales prices above as billet prices increased less than wire prices. The spread has recovered slightly from the narrower levels we experienced in the second quarter. We expect that local investment in fixed assets, necessary infrastructure projects, and continued broader economic growth in China will continue to drive wire demand in the near future.

General and Administrative Expenses. Our general and administrative expenses increased $0.1 million to $0.41 million in the three months ended September 30, 2010, from $0.31 million in the same period in 2009. This was due to increased expenses related to becoming a publicly traded company.

Income Before Income Taxes. Our income before income taxes slightly increased to $3.47 million in the three months ended September 30, 2010 from $3.43 million in the same period in 2009.

Income Tax. Income tax increased to $0.88 million in the three months ended September 30, 2010 from $0.86 million in the same period in 2009 as we had higher taxable income.

Net Income. In the three months ended September 30, 2010, we generated net income of $2.59 million, compared to $2.57 million in the same period in 2009. This increase was primarily attributable to the factors discussed above.

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

Accounts receivable mainly consist of unpaid balances due from wholesale customers. Such balances generally are cleared in the subsequent month when the wholesale customers place another order. We do not provide an allowance for doubtful accounts because we have not experienced any credit losses in collecting these amounts from whole-sale customers.

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the three month periods ended September 30, 2010 and 2009 or the years ended December 31, 2009 or 2008.

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

The balance sheet amounts at September 30, 2010, with the exception of shareholders' equity, were translated at the exchange rate of 6.6981 RMB to the U.S. $1.00 compared to the exchange rate of 6.8376 RMB to the U.S. $1.00 at December 31, 2009. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2010 and 2009 was 6.81648 RMB and 6.84251 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $1,579,207 and $806,818 as of September 30, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company did not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On November 1, 2010, the RMB traded at 6.6616 to the U.S. dollar.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1943, as amended) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010 our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 2, 2010

LONGHAI STEEL INC.

/s/ Dr. Eberhard Kornotzki
Dr. Eberhard Kornotzki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.