Form 10-K
period 2010-12-31
Longhai Steel Inc.
filed 2011-03-16
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to _____________

Commission File No. 001-35017

LONGHAI STEEL INC.
(Exact name of registrant as specified in its charter)

Nevada	11-3699388
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

No. 1 Jingguang Road, Neiqiu County
Xingtai City, Hebei Province 054000
People’s Republic of China
(Address of principal executive offices)

+86 (319) 686-1111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	None

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

Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [  ]      No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes [  ]      No [X]

The aggregate market value of the ordinary shares, $0.001 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2010 was $0, as the registrant’s shares were not then publicly traded.

There were a total of 10,000,418 shares of the registrant’s common stock outstanding as of March 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LONGHAI STEEL INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	45

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “we,” “us,” “our,” or the “Company” are to the combined business of Longhai Steel and its consolidated subsidiaries;

  “Longhai Steel” are to Longhai Steel Inc., a Nevada corporation;

  “Longhai” are to Xingtai Longhai Wire Rod Co. Ltd., a PRC company;

  “Kalington” are to Kalington Limited, a Hong Kong company;

  “Kalington Consulting” are to Xingtai Kalington Consulting Service Co., Ltd., a PRC company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “MT” are to metric tons;

  “PRC” and “China” are to the People’s Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China;

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States; and

  “VIE” are to variable interest entity.

PART I

ITEM 1.           BUSINESS.

Overview of Our Business

Through our PRC operating variable interest entity, or VIE, Longhai, we are a manufacturer of steel wire products in eastern China. We produce steel wire ranging from 6.5 mm to 10 mm in diameter on two wire production lines, which have a combined annual capacity of approximately 0.9 million metric tons (MMT) per year. Our products are sold to a number of distributors who transport the wire to nearby wire processing facilities. Our wire is then further processed by these third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing.

Demand for our steel wire is driven primarily by spending in the construction and infrastructure industries. We have benefited from strong fixed asset investment and construction growth as the PRC has rapidly grown increasingly urbanized and invested in modernizing its infrastructure.

We sell our products to a number of distribution companies that transport our wire to nearby wire processors. Our products are manufactured on an on-demand basis, and we usually collect payment in advance. Sales prices are set at the market price for wire on a daily basis. Our customers generally prepay for their orders, and the final price may be adjusted to the market price on the day of pick up. This allows us to maintain a low inventory of both wire and billet and protects us from exposure to commodity price volatility. In order to increase sales and be competitive in the market, we occasionally offer discounted wholesale prices to customers at our discretion. Our sales efforts are directed toward developing long-term relationships with customers who are able to purchase in large quantities. During the year ended December 31, 2010, our top five distributors accounted for approximately 35% of our revenues, and during the year ended December 31, 2009, our top five distributors accounted for approximately 39% of our revenues.

Our production facilities are located at a 107,000 square meter property in Xingtai, Hebei Province. Our production facilities include a steel rolling mill, the unique feature of which is that two rolling lines are arranged in a “Y”-layout, i.e. two wire drawing lines share one furnace, one coarse and intermediate rolling mill, and other supporting equipment. This particular design facilitates cost savings and higher output at higher quality.

All our business has been conducted in Renminbi, the official currency of China. The Renminbi is still not a free floating currency. The value of the Renminbi is subject to changes in the Chinese government’s policies and depends to a large extent on China’s domestic and international economic and political developments, as well as supply and demand in the local market. The Renminbi has slowly but steadily appreciated against the U.S. dollar since July 2005.

Our corporate headquarters is located at No. 1 Jingguang Road, Neiqiu County, Xingtai City, Hebei Province, 054000, People’s Republic of China, and our telephone number is (86) 319 686-1111.

Our Corporate History and Background

We were originally incorporated under the laws of the State of Georgia on December 4, 1995. On March 14, 2008, the Georgia corporation was merged with and into a newly formed Nevada corporation named Action Industries, Inc., and all of the outstanding shares of the Georgia corporation were exchanged for shares in the surviving Nevada corporation. Prior to our reverse acquisition of Kalington, we were primarily in the business of providing prepaid long distance calling cards and other telecommunication products and had not commenced planned principal operations. As a result of our reverse acquisition of Kalington we are no longer a shell company and active business operations were revived. On July 16, 2010, we amended our Articles of Incorporation to change our name to “Longhai Steel Inc.” to reflect the current business of our company.

Acquisition of Kalington Limited

On March 26, 2010, we completed a reverse acquisition transaction through a share exchange with Kalington and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of our issued and outstanding capital stock on an as-converted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Kalington became our wholly-owned subsidiary and the former shareholders of Kalington became our controlling stockholders. The share exchange transaction with Kalington was treated as a reverse acquisition, with Kalington as the acquirer and Longhai Steel Inc. as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Kalington and its consolidated subsidiaries.

Immediately prior to the reverse acquisition, the common stock of Kalington was owned by the following persons in the indicated percentages: William Hugh Luckman (3.51%); Wealth Index Capital Group LLC (a US company) (7.3%); K International Consulting Ltd. (a BVI company) (2.08%); Merrill King International Investment Consulting Ltd. (a BVI company) (0.31%); Shanchun Huang (3.12%); Xiucheng Yang (1.53%); Jianxin Wang (0.92%); Xingfang Zhang (29.45%); and Merry Success Limited (a BVI company) (51.78%) . Our Chief Financial Officer and Director, Dr. Eberhard Kornotzki, directly controls the shares held by K International Consulting Ltd. and has a beneficial interest in Wealth Index Capital Group LLC, and Chaojun Wang, our Chief Executive Officer, serves as a director of Merry Success Limited, our principal stockholder after the reverse acquisition, along with Jinhai Guo, its sole shareholder. Immediately following closing of the reverse acquisition of Kalington, certain Shareholders transferred 625 of the shares of Series A Convertible Preferred Stock issued to them under the Share Exchange to certain persons who provided services to Kalington’s subsidiary and/or controlled affiliate.

On March 25, Joseph Meuse resigned as the President, Chief Executive Officer and as a Director of the Company. Upon the closing of the reverse acquisition, Inna Sheveleva, our sole director and officer, submitted a resignation letter pursuant to which she resigned from all offices that she held effective immediately and from her position as our director that became effective on April 19, 2010. In addition, our board of directors on March 25, 2010 increased the size of our board of directors to three directors and appointed Chaojun Wang, Jing Shen and Chaoshui Wang to fill the vacancies created by such increase, which appointments became effective on April 19, 2010. In addition, our executive officers were replaced by Longhai’s executive officers upon the closing of the reverse acquisition as indicated in more detail below. As a result of our acquisition of Kalington, we now own all of the issued and outstanding capital stock of Kalington, which in turn owns all of the issued and outstanding capital stock of Kalington Consulting. In addition, we effectively and substantially control Longhai through the VIE agreements discussed below.

Kalington was established on November 5, 2009 in Hong Kong to serve as an intermediate holding company. Chaojun Wang currently serves as the directors of Kalington. Kalington Consulting was established in the PRC on March 18, 2010, and is 100% owned by Kalington. On March 5, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Kalington Consulting. Chaojun Wang serves as the executive director of Kalington Consulting. Longhai, our operating VIE, was established in the PRC on August 26, 2008, as a result of a carve-out from the Longhai Steel Group, for the purpose of engaging in the production of steel wire. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai. Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner), an entity partly owned and controlled by Dr. Eberhard Kornotzki, our Chief Financial Officer, and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group.

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

The Consulting Services Agreement, the Operating Agreement, the Proxy Agreement, the Option Agreement and the Equity Pledge Agreement are filed as Exhibit 10.4, 10.5, 10.6, 10.7 and 10.8, respectively, to our Current Report on Form 8-K filed on March 26, 2010.

On March 18, 2010, prior to the reverse acquisition transaction, Mr. Wang entered into a call option agreement, the Merry Success Option Agreement, with Jinhai Guo, the sole shareholder of Merry Success Limited, pursuant to which, Mr. Wang has the right to acquire up to 100% or the shares of Merry Success Limited for fixed consideration within the next three years. The Merry Success Option Agreement also provides that Mr. Guo shall not dispose of any of the shares of Merry Success Limited without Mr. Wang’s consent. As a result of the Merry Success Option Agreement, Chaojun Wang, our Chief Executive Officer, beneficially owns a majority of our capital stock and voting power, as well as of Longhai and the Longhai Steel Group.

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

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries and our VIE. On July 16, 2010, we amended our Articles of Incorporation to change our name to “Longhai Steel Inc.” to reflect our current business and operations. The following chart reflects our corporate organizational structure (after giving effect to the name change):

Our Industry and Principal Market

China is the world’s largest producer of steel, and it is estimated that annual production in 2009 was 567 MMT and 474 MMT in the first nine months of 2010. Japan, the second largest producer, produces less than 20% of that amount. In total, China accounts for roughly 45% of global steel production. China’s steel industry, while enormous in total scale, is a fractured industry where a great number of producers each account for a small amount of total output. China’s steel industry includes a wide range of producers, including smaller, inefficient backyard operations, huge state owned enterprises beset with unnecessarily large, unionized labor forces and their accompanying pension burdens as well as newly constructed steel plants possessing facilities built according to the highest technology and efficiency standards in the world.

PRC Macroeconomic Drivers

The steel industry is a fundamental cornerstone of the economy and growth in the steel industry has coincided with consistent and strong growth in the PRC economy as a whole. It is estimated that real GDP year over year quarterly growth has been well over an average of 9% since 2000, with a low of 6.1% in the first quarter of 2009 and has rebounded through the second quarter of 2010:

We believe that GDP growth will gradually slow but remain positive on the whole as China industrializes further.

Steel Consumption, Construction and Fixed Asset Investment

Steel consumption in the PRC is highly correlated with nominal fixed asset investment (“FAI”). Construction is the largest driver of steel usage in China. The following table details steel consumption by economic sector; construction consumes the most steel by a wide margin.

Construction growth has been strong and has rebounded from the financial downturn in late 2008. We expect to continue to benefit from the housing and commercial needs created by urbanization trends and infrastructure trends in the future.

The PRC’s fixed asset investment as a portion of GDP has been historically strong and growing. It is estimated that in 2009, fixed asset investment comprised as much as 70% of GDP. The graph below details the rapid and strong growth in FAI:

The Steel Wire Market

China is estimated to have produced roughly 567 MMT of steel wire in 2009 and 474 MMT in the first nine months of 2010. Steel wire is used in a variety of products and serves the construction industry. The chart below details average steel wire prices we experienced since 2008 in our local market:

Steel wire prices, along with the majority of other commodities, had a strong run up in prices leading to a large collapse in 2008. Throughout the rapid increase and decline in commodity prices, we were able to maintain positive gross and net margins. We believe steel wire prices have stabilized and we expect them to gradually rise throughout 2010 and 2011 as demand increases due to new and ongoing construction projects.

Our Growth Strategy

We believe that the market for high quality steel wire will continue to grow in the PRC. The PRC adopted a policy to reduce outdated steel production capacity and make it more difficult to approve new steel wire plant construction in July 2005 in an effort to encourage consolidation of facilities; therefore, our expansion plan is to build capacity through the acquisition of facilities at attractive prices from competitors who lack our management experience, efficient labor force, and financial resources. We plan to continue to improve margins through increased efficiencies in our production process and by adding higher grade steel wire to our product portfolio.

We intend to pursue the following strategies to achieve our goal:

  Expand production utilizing a newly leased facility: On October 12, 2010, Longhai Steel entered into a five year operating lease for a newly constructed wire plant adjacent to our current facilities. The new facility will have an area of 90,500 square meters and an annual capacity of 600,000MT, which would be an increase in production capacity of up to 67%. The new facility will be leased at a yearly cost of $2.1 million from the Longhai Group. The proposed wire plant will produce wire of a higher grade than the Company’s current product, and is anticipated to command higher margins. The facility will produce wire made of Carbon Structure Steel, Cold Heading Steel and Welding Rod Steel, with a diameter range of 5.5mm – 18mm, which has a wide range of applications such as steel wire rope, steel strand, steel belted radial tires and steel welding rod.

  Identify and acquire modern, high quality producers at low valuations: In light of the restriction on building new wire making facilities in China, we plan to expand our business and operations through the acquisition of steel wire producers with production facilities in the vicinity of our current facilities. We expect to limit our acquisition targets to producers with facilities that have had a major overhaul or modernization of production machinery in the last 2 – 3 years, as we expect such facilities to achieve better production efficiency, lower maintenance costs and increased output, as compared to less modern facilities, and will help us to more rapidly achieve higher margins and increase our market share.

  Expansion to create economies of scale: We expect that our acquisition of modernized facilities will result in increased wire-making capacity, resulting in greater bargaining power with supplier pricing and otherwise enable us to capitalize on economies of scale and/or widen our product portfolio to produce at higher margins.

Our Products

Our products are steel wires ranging in diameter from 6.5mm to 10mm. All our wires are manufactured in accordance to ISO9001-2000 quality management system standards. Our 6.5mm diameter wires also meet PRC national GB/700-88 standards, the PRC national standard for carbon structural steel. We ensure a low quantity of oxide in our wire to provide our downstream customers with the highest quality products for further processing. Our end customers process the wire into a variety of end products vital to construction and infrastructure, including but not limited to nails, screws, wire mesh, and fencing.

Longhai Steel Wire Products coming off production line and loading onto transport trucks

We sell 100% of our products in China, with approximately 80% being sold in Hebei province, our largest market. The industrial area in and around the nearby city of Hengshui contains one of the largest collective wire processing capacities in the world. Much of our wire is distributed in this area for further processing.

Domestic economic growth and the accompanying fixed asset investment in construction and infrastructure projects is the major macroeconomic driver of our growth.

Our Customers

We sell our products to a number of distribution companies that transport our wire to nearby wire processors. Our products are manufactured on an on-demand basis, and we usually collect payment in advance. Sales prices are set at the market price for wire on a daily basis. Our customers generally prepay for their orders, and the final price may be adjusted to the market price on the day of pick up. This allows us to maintain a low inventory of both wire and billet and largely protects us from exposure to commodity price volatility.

In order to increase sales and be competitive in the market, we occasionally offer discounted wholesale prices to newer or larger customers at our discretion. Our sales efforts are directed toward developing long term relationships with customers who we expect are or will be able to purchase in large quantities. During the year ended December 31, 2010, our top five distributors accounted for 35% of our revenues as follows:

Rank	Customer	Percentage of Total Revenues in 2010
1	Beixin Building Materials (Group) Co., Ltd.	10.6%
2	Beijing Xuyang Weiye Co., Ltd.	8.0%
3	Hebei Huatong Co., Ltd.	7.1%
4	Hebei Huaneng Development Co., Ltd.	5.5%
5	Beijing Jingtie Metal Materials Co., Ltd.	4.3%
	Total	35.5%

We pride ourselves on our ability to meet our customers’ demand for high quality products, fast turnaround and timely delivery, and customer support. We believe that our ability to consistently meet or exceed these standards is critical to our success and market share. Our sales department currently has 20 full time employees.

Our Major Supplier of Raw Materials

The principal raw material used in our products is steel billet. In 2008, 2009 and 2010, steel billet accounted for more than 95% of our production costs. We generally purchase billet only after a customer has made a wire order and therefore avoid a large inventory of billet. This insulates us from commodity price fluctuation risk associated with holding large quantities of raw materials. We are generally able to pass higher costs due to fluctuations in raw material costs directly through to our customers.

Prior to 2009, we purchased our steel billet at a slight discount from the Longhai Steel Group, an entity owned and controlled by our CEO, Chaojun Wang. However, since 2009, we have purchased our steel billet at prevailing market prices from third party trading companies who source their steel billet from local steel manufacturers, including the Longhai Steel Group. Our purchasing team monitors and tracks movements in steel billet prices daily and provides regular guidance to management to respond quickly to market conditions and aid in long term business planning.

The table below lists our top three suppliers as of December 31, 2010, showing the cumulative dollar amount of raw materials purchased from them during the fiscal year ended December 31, 2010 and the percentage of raw materials purchased from each supplier as compared to procurement of all raw materials.

		Cumulative	Percentage of
		Amount Purchased	Total Purchases
		During Fiscal Year	During Fiscal
Rank	Supplier’s name	2010(US$)	Year 2010
1	Hebei Huaneng Industrial Development Co., Ltd.	178,976,774	39.5%
2	Beixin Jiancai Group Co., Ltd.	100,260,062	22.1%
3	Beijing Jingtie Metal Materials Company	66,632,402	14.7%

		Cumulative	Percentage of
		Amount Purchased	Total Purchases
		During Fiscal Year	During Fiscal
Rank	Supplier’s name	2010 (US$)	Year 2010
4	Others	107,017,322	23.7%
	Total Purchasing Volume	452,886,560	100%

Our Competition

Competition within the steel industry in the PRC is intense. There is an estimated 660MMT of steel capacity in China. Our competitors range from small private enterprises to extremely large state-owned enterprises. Our operating subsidiary, Longhai, is located in Xingtai, Hebei Province. Hebei is the largest producer of steel by province in the PRC.

There are government restrictions in China related to opening new steel wire manufacturing facilities. Suppliers of steel wire compete largely on the basis of quality standards and order turn-around time. If, for example, a client orders different diameters of steel wire, the production line has to be stopped and adjusted at least once so that wire of a different diameter can be produced. The more often such changes are required, the more order turnaround will be impacted. By efficiently bundling different purchase orders and optimizing production management, we have achieved a significant reduction of order turnaround time (from an average of 21 days to seven days), which gives us significant advantage over our competitors.

Market participants typically do not compete on price, given the level of margins typical in the steel wire industry.

Transportation cost provides an additional entry barrier for suppliers that are located at larger distances from a given client.

Company	Production Lines	Est. Capacity	Line Speed (m/s)	Ownership
Xingtai Steel Company	5	3MMT	90	State Owned
Hebei Xinjin Company	2	0.8MMT	70, 90	Private
Wuan Mingfang Steel Company	2	0.9MMT	90	Private
Yongnian Jianfa Company	1	0.3MMT	60	Private

We operate two production lines with a combined yearly steel wire capacity of 0.9MMT at a line speed of 90 meters per second, and have secured an additional production facility with an annual capacity of 0.6MMT at 90 meters per second, which will become fully operational by May 2011

Private steel product manufacturers in China generally focus on low-end products. Many of our competitors are significantly smaller than we are and use outdated equipment and production techniques. Due to our high quality equipment, economies of scale and management experience, we produce steel wire at higher efficiencies and lower prices than these competitors. The larger state owned enterprises with whom we compete often have oversized, unionized labor forces and associated pension and healthcare liabilities and cannot match our production efficiency. We believe that we distinguish ourselves in the market based on our extremely fast order turnaround, high quality and competitive prices.

Our Employees

As of December 31, 2010, we had 505 full-time and no part-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Staff
Management	10
Administrative	12
Accounting	14
Sales	20
Production	449
Total	505

We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments to which we are required to contribute 20% of monthly salaries of those employees who have elected to pay their plan contributions through us. Employees from the countryside can opt to pay their contributions in their home village instead, where contributions are lower — thus getting higher net pay in return for a lower pension. The compensation expenses related to the state pension plan were $97,197 and $76,700 for the fiscal years 2010 and 2009, respectively. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurances for all of our employees.

Regulations

Because our principal operating subsidiary, Longhai, is located in the PRC, our business is regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

General Regulation of Businesses

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time, for our operations in the PRC.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, SAFE or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a company in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE. We plan to work with our PRC counsel to ensure that we are in compliance with the Foreign Currency Administration Rules.

Taxation

The EIT Law and its implementation rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Related to Our Business — Under the EIT Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors these legal developments and will timely adjust our effective income tax rate when necessary.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, an FIE in China is required to set aside at least 10.0% of its annual after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of an FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Kalington Consulting is considered an FIE and is directly held by our subsidiary Kalington in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a withholding tax no greater than 5%. We expect that such 5% withholding tax will apply to dividends paid to Kalington by Kalington Consulting, but this treatment will depend on our status as a nonresident enterprise.

Environmental Matters

Longhai’s manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating controlled affiliate Longhai has received certifications from the relevant PRC government agencies in charge of environmental protection indicating that its business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under “Risk Factors — Risks Related to Our Business.” We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted. We do, however, carry standard social insurances as required by PRC law for our employees and commercial insurance for our equipment.

ITEM 1A.           RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We face risks related to general domestic and global economic conditions.

Our current operating cash flows provide us with stable funding capacity. However, the uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the PRC economy and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, as demand for our products and services may decrease from a slow-down in the general economy, or supplier or customer disruptions may result from tighter credit markets.

Our business is dependent on continued infrastructure and construction spending and our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

Our products are dependent on the continued growth of infrastructure and construction projects in the PRC. There is no guarantee that the PRC will continue to invest in infrastructure and construction.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Chaojun Wang, our Chief Technology Officer, Ms. Dongmei Pan, and our Chief Financial Officer, Dr. Eberhard Kornotzki. There is significant competition in our industry for qualified managerial, technical and sales personnel, and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

We do not carry business interruption insurance, so we have to bear losses ourselves.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We carry insurance for our equipment but we do not carry any business interruption insurance or third-party liability insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim against a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

  variations in the price of steel and steel wire;

  changes in the general competitive and economic conditions; and

  delays in, or uneven timing in the delivery of, customer orders.

Period to period comparisons of our results should not be relied on as indications of future performance.

We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to implement fully our planned expansion.

Historically, we have financed our business plan and operations primarily with internally generated cash flow and bank borrowings. The success of our planned expansion depends on substantial capital expenditures that may not be sufficiently fueled by internally generated cash flow and bank borrowings. Our future contractual commitments include a five-year operating lease obligation with an annual lease cost of $2.1 million. We entered into the lease agreement on October 12, 2010 with the Longhai Group, which is related to Longhai, for a newly constructed wire plant adjacent to our current facilities. The new facility will enable us to increase our production capacity by 67%. We also require capital to fund the purchase of raw materials and other working capital needs to increase production at the new facility.

If we fail to raise enough capital, we may not be able to fully implement our business plan. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations or available under our credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our projects. In addition, we will require additional working capital to support other long-term growth strategies, which include identifying suitable points of market entry for expansion, growing the number of points of sale for our products, so as to enhance our product offerings and benefit from economies of scale.

Our working capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business and the level of steel prices during the period. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long- term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis.

We expect to occupy and begin paying rent for our new leased facility before May 31, 2011. If the capacity of the new facility falls substantially short of the planned 600,000 MT, we will not be able to reach our growth target for 2011.

The new facility will have an area of 90,500 square meters and an annual capacity of 0.6 MMT, which would be an increase in production capacity of 67%. The facility will produce wire of a higher grade than the Company’s current product, and is anticipated to command higher margins, i.e. wire made of Carbon Structure Steel, Cold Heading Steel and Welding Rod Steel, with a diameter range of 5.5mm – 18mm. These types of wire have a wide range of applications such as steel wire rope, steel strand, steel belted radial tires and steel welding rod. If the capacity of the new facility falls substantially short of the planned 600,000 MT, we won’t be able to reach our growth targets in terms of revenue and net earnings for 2011.

Our management may have potential conflicts of interest with our related party, the Longhai Group, that could adversely affect our company.

Our chief executive officer and primary shareholder, Chaojun Wang, is also the controlling shareholder of Xingtai Longhai Steel Group Co., Ltd., or the Longhai Group. Prior to the reorganization of Longhai in preparation for the reverse merger, Longhai operated largely as a member of the Longhai Group. As a result, Longhai had a number of related party transactions with the Longhai Group. For example, Longhai purchased substantially all of its steel billets requirement from the Longhai Group and leases space from the Longhai Group for its facilities.

Although Longhai has taken steps to reduce the number of related party transactions with the Longhai Group and has implemented safeguards to reduce the potential for related party transactions to benefit the Longhai Group to the detriment of Longhai, any related party transactions between Longhai and the Longhai Group may present conflicts of interest for our management. For example, although Longhai’s facility lease agreement with the Longhai Group restricts the Longhai Group’s ability to unilaterally terminate or change the terms of the lease, Longhai’s management—who also manage the Longhai Group—could have an incentive to amend these provisions of the lease to remove these protections or to increase lease payments to the benefit of the Longhai Group. Similarly, although Longhai purchases its steel billet needs from third parties (which, in turn, purchase from the Longhai Group) rather than from the Longhai Group directly, the Longhai Group could take steps to increase the costs of such billet to Longhai’s detriment. In particular, the Longhai Group is able to supply steel to Longhai less expensively than competitors because, while the base price of steel billet is comparable across the region, (i) the Longhai Group’s cost of transporting steel to Longhai is lower given its proximity to Longhai and (ii) the Longhai Group can deliver hot steel billet given such proximity, which reduces Longhai’s energy costs and factors into Longhai’s calculation of its true steel billet costs. The Longhai Group could use this advantage to increase its price to a level that is higher than it would otherwise charge, knowing that the ultimate price to Longhai would remain comparable after factoring in such additional benefits. At the same time, the management of Longhai could cause Longhai to purchase steel from third parties that purchase from the Longhai Group, even where such purchases would not be in Longhai’s best economic interest.

While we have adopted a majority independent board of directors and have implemented a code of ethics to reduce the likelihood of such conflicts of interest, such potential conflicts of interest might occur from time to time, and the effect of any such conflict could be materially adverse to our company.

RISKS RELATED TO THE VIE AGREEMENTS

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Kalington Consulting manages and operates our steel wire production business through Longhai pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from Longhai’s operations are transferred to Kalington Consulting under these agreements. Details of the VIE Agreements are set out in “Item 1 – Business – Our Corporate History” above.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

  imposing economic penalties;

  discontinuing or restricting the operations of Longhai or Kalington Consulting;

  imposing conditions or requirements in respect of the VIE Agreements with which Longhai or Kalington Consulting may not be able to comply;

  requiring our company to restructure the relevant ownership structure or operations;

  taking other regulatory or enforcement actions that could adversely affect our company’s business; and

  revoking the business licenses and/or the licenses or certificates of Kalington Consulting, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Longhai, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate Longhai under the VIE Agreements may not be as effective as direct ownership.

We conduct our steel wire production business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Longhai. However, the VIE Agreements may not be as effective in providing us with control over Longhai as direct ownership. Under the current VIE arrangements, as a legal matter, if Longhai fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) reply on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Longhai, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If Longhai or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Longhai to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in the PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes, which could result in our being subject to higher tax liability or cause other adverse financial consequences.

The controlling shareholder of Longhai may have potential conflicts of interest with our company that may adversely affect our business.

Chaojun Wang is our chief executive officer, and is also the largest shareholder of Longhai. Conflicts could arise from time to time between our interests and the interests of Mr. Wang. Conflicts could also arise between us and Longhai that would require our shareholders and Longhai’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Mr. Wang will vote his shares in our best interest or otherwise act in the best interests of our company. If Mr. Wang fails to act in our best interests, our operating performance and future growth could be adversely affected.

We rely on the approval certificates and business license held by Kalington Consulting and any deterioration of the relationship between Kalington Consulting and Longhai could materially and adversely affect our business operations.

We operate our steel wire production business in China on the basis of the approval certificates, business license and other requisite licenses held by Kalington Consulting and Longhai. There is no assurance that Kalington Consulting and Longhai will be able to renew their licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with Longhai is governed by the VIE Agreements, which are intended to provide us with effective control over the business operations of Longhai. However, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations. Longhai could violate the VIE Agreements, become insolvent, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputations and business could be materially harmed.

If Kalington Consulting exercises the purchase option it holds over Longhai’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, Longhai’s shareholders have granted Kalington Consulting an option for the maximum period of time allowed by law to purchase all of the equity interest in Longhai at a price equal to the capital paid in by the transferors, adjusted pro rata for purchase of less than all of the equity interest, unless applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest. Since Longhai is already our contractually controlled affiliate, our exercise of the option would not bring immediate benefits to our company, and we would only do so if Longhai or its shareholders fail to perform the obligations under the VIE Agreements and we are unable to obtain specific performance, injunctive relief, or other damages in PRC courts, or otherwise protect our interests. The parties have agreed that if the applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest at the time that the option is exercised, then the purchase price will be set at the lowest price permissible under the applicable laws and regulations. However, due to uncertainties in the application of various laws, rules, regulations or policies in PRC legal system, we cannot be sure that if we choose to exercise such option, any appraisal of equity interest or other stipulated restrictions required by PRC law will not materially increase the payment price for the option and adversely affect our results of operations.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. Such a change could either benefit or damage our operations and profitability. Some other political and economic factors that could affect our operations and profitability include the following:

  level of government involvement in the economy;

  control of foreign exchange;

  methods of allocating resources;

  balance of payments position;

  international trade restrictions; and

  international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and a lack of flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC. Our principal operating subsidiary and controlled affiliate, Kalington Consulting and Longhai, respectively, are subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may have difficulty enforcing judgments against us.

Our principal operating subsidiary and affiliate, Kalington Consulting and Longhai, respectively, are located in the PRC. We conduct most of our current operations in the PRC, and most of our assets are located outside the United States. In addition, most of our officers and directors are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons are also located outside the United States. As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiary and/or controlled affiliate. It may also be difficult for you to enforce in U.S. courts judgments predicated on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as 2.2% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

All of our revenues are generated in RMB and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar- denominated investments we make in the future. Please refer to a further discussion of exchange rates in the Section titled “Foreign Currency Exchange Rates” of this report.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by Kalington Consulting, our PRC subsidiary. PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Longhai constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the 2006 M&A Rule, which became effective on September 8, 2006. According to the 2006 M&A Rule, when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) it must be approved by the Ministry of Commerce, or MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

On March 18, 2010, Mr. Chaojun Wang, our Chief Executive Officer, who is a PRC citizen, entered into a call option agreement with Mr. Jinhai Guo, a US passport holder and the sole shareholder of Merry Success Limited, our principal shareholder after the reverse acquisition. Under the call option agreement, Mr. Wang shall have right and option to acquire up to 100% shares of Merry Success Limited for fixed consideration within the next three years. The call option agreement also provides that Mr. Guo shall not dispose any of the shares of Merry Success Limited without Mr. Wang’s consent.

The PRC regulatory authorities may take the view that the reverse acquisition transaction and related transaction documents are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of these transactions, the Founder will become majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiary. The PRC regulatory authorities may also take the view that the registration of the reverse acquisition with the Beijing office of the PRC State Administration of Industry and Commerce, or AIC, and the filings with the SAFE may not be evidence that the Acquisition has been properly approved because the relevant parties did not fully disclose to the AIC, SAFE or MOFCOM the overall restructuring arrangements, the existence of the Share Exchange Agreement and its link with the Acquisition. If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment under the 2006 M&A Rule, we cannot assure you that we will be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of our Chinese subsidiary. Additionally, the PRC regulatory authorities may take the view that the Acquisition constitutes a transaction that requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of our Chinese subsidiary’s business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiary. But we cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of our Chinese subsidiary’s business as if we had direct ownership of our Chinese subsidiary. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiary, our business and financial performance will be materially adversely affected.

Under the Enterprise Income Tax Law of the PRC (the “EIT Law”), we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the EIT Law effective on January 1, 2008, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management primarily reside in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anticorruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make all of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our company and its affiliate, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees, and we have implemented a policy to comply specifically with the FCPA. In spite of these efforts, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company and its affiliate may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. In addition, we may need to rely on a new and developing communication infrastructure to efficiently transfer our information from retail outlets to our headquarters. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

If our common stock were not or no longer quoted on NASDAQ, our stock price and liquidity would suffer.

We have been approved to list our Units on the NASDAQ Global Market under the symbol “LHAIU” upon consummation of our underwritten offering (the “Offering”). 50 days following the closing of the Offering, our common stock and warrants will be listed on the NASDAQ Global Market under the symbols of “LHAI” and “LHAIW”.

The NASDAQ Global Market requires companies to fulfill specific requirements in order for their shares to continue to be listed. In order to qualify for continued listing on the NASDAQ Global Market, we must meet the following criteria:

  Equity Standard: our shareholders’ equity must be at least $10,000,000, we must have 750,000 publicly held shares and we must have a market value of publicly held shares of at least $5,000,000; OR Market Value Standard: the market value of our listed securities must be at least $50,000,000, we must have 1,100,000 publicly held shares, and we must have a market value of publicly held shares of at least $15,000,000; OR Total Assets/Total Revenue Standard: our total assets and total revenue in our last fiscal year (or two of the last three fiscal years) must have been at least $50,000,000 each, we must have 1,100,000 publicly held shares, and we must have a market value of publicly held shares of at least $15,000,000;

  The minimum bid price for our shares must be at least $1.00 per share;

  We must have at least 400 shareholders;

  We must have at least 2 (Equity Standard) or 4 (Market Value Standard or Total Assets/Total Revenue Standard) market makers; and

  We must have adopted NASDAQ-mandated corporate governance measures, including a Board of Directors comprised of a majority of independent directors, an Audit Committee comprised solely of independent directors and the adoption of a code of ethics among other items.

If our shares were delisted from the NASDAQ Global Market at some later date, our shareholders could find it difficult to sell their shares. In such case, we might apply to have our common shares quoted on the Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. The Bulletin Board and the “pink sheets” are generally considered to be less efficient markets than the NASDAQ Global Market. In addition, our common shares might be subject to the “penny stock” regulations. These rules impose additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common shares might decline. Under such a scenario, it would be likely that the price of our shares would decline and that our shareholders would find it difficult to sell their shares.

Provisions in our Articles of Incorporation and Bylaws or Nevada law might discourage, delay or prevent a change of control of us or changes in our management and, therefore depress the trading price of the common stock.

Our Articles of Incorporation authorize our board of directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. These terms may include preferences as to dividends and liquidation, voting rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

In addition, Nevada corporate law and our Articles of Incorporation and Bylaws also contain other provisions that could discourage, delay or prevent a change in control of our Company or changes in its management that our stockholders may deem advantageous. These provisions:

  deny holders of our common stock cumulative voting rights in the election of directors, meaning that stockholders owning a majority of our outstanding shares of common stock will be able to elect all of our directors;

  require any stockholder wishing to properly bring a matter before a meeting of stockholders to comply with specified procedural and advance notice requirements; and

  allow any vacancy on the board of directors, however the vacancy occurs, to be filled by the directors.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our controlling stockholder holds a significant percentage of our outstanding voting securities, which could hinder our ability to engage in significant corporate transactions without his approval.

Mr. Chaojun Wang, through his option to purchase Merry Success Limited, is the beneficial owner of approximately 36% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to exert influence on the election of our directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.              PROPERTIES.

We lease 107,000 square meters of space in Xingtai, Hebei province, pursuant to a lease agreement, dated October 1, 2008, as amended, between Longhai and the Longhai Steel Group. We are required to make an annual lease payment of RMB 193,831.66 (approximately $28,455), payable on a semiannual basis, on or before the 15th day of each payment month. This lease may only be terminated or amended with the prior agreement of both parties, and the Longhai Steel Group does not have the authority to increase rental payments in the absence of such mutual agreement.

Our property is comprised of a five-story building for our executive offices, accounting for 1% of our space, and another building which houses our production facilities, occupying approximately 30% of our space, and our warehouse and common areas, accounting for the remaining space.

On October 12, 2010, we entered into an operating lease with Longhai Steel Group for a wire plant adjacent to Longhai with an area of 90,500 square meters and an annual capacity of 0.6MMT. The new facility will be leased at a yearly cost of $2.1 million. We expect to occupy and begin paying rent on or before May 31, 2011. The annual lease cost is equal to the financing and depreciation costs as determined by the same schedule as our current wire facility and Longhai Steel Group as reported to the local tax authority.

Our production facilities include a fifth generation steel rolling mill. We utilize a double chamber heating furnace which feeds one coarse and one intermediate rolling mill, and then splits into two wire production lines arranged in a Y-shaped layout. We believe our rolling and drawing facilities are among the most advanced in the world. We have a capacity of approximately 0.9MMT of wire per year. We are operating our facilities with minimum environmental impact. The gas used for heating steel billet in the production process is a by-product of steel manufacturing, so no additional fuels are burnt. 100% of the water used in our production is being recycled.

ITEM 3.           LEGAL PROCEEDINGS.

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

ITEM 4.           (REMOVED AND RESERVED).

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol “ACTN.” There is not an active trading market for our common stock. Since our common stock has only traded on an extremely limited and sporadic basis, information is not available for the prices of our common stock.

Approximate Number of Holders of Our Common Stock

As of March 14, 2011, there were approximately 487 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

On March 26, 2010, we issued 10,000 shares of our Series A Preferred Stock to the shareholders of Kalington. The total consideration for the 10,000 shares of our Series A Preferred Stock was 10,000 ordinary shares of Kalington, which is all the issued and outstanding capital stock of Kalington. On July 16, 2010, we effected a 1-for-125 reverse split of our outstanding common stock, after which shares of our Series A Preferred Stock owned by the shareholders of Kalington automatically converted into shares of common stock on the basis of 1 share of Series A Preferred Stock for 985 shares of common stock. This resulted in the automatic conversion of the 10,000 outstanding shares of Series A Preferred Stock into 9,850,000 shares of common stock, constituting 98.5% of our outstanding common stock. The number of our shares issued to the shareholders of Kalington was determined based on an arm’s length negotiation. The issuance of our shares to the shareholders of Kalington was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

On April 1, 2010, the Company entered into an employment agreement with Dr. Kornotzki. Pursuant to the employment agreement, Dr. Kornotzki was granted a five-year option to purchase up to 200,000 shares of the Company’s Common Stock on a cash exercise basis at an exercise price of $6.00 per share, with 50% immediately vested and the remaining 50% to vest in two equal portions on March 31, 2011 and on March 31, 2012, respectively. This option was made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On March 26, 2010, we issued 7,450,000 shares of our Common Stock (equivalent to 59,600 shares of common stock on a post split basis) to Goodwin Ventures, Inc. in consideration for Goodwin Ventures, Inc. paying off approximately $90,000 in liabilities incurred by LSI prior to the reverse merger acquisition. The issuance of our shares to Goodwin Ventures, Inc. was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation D promulgated thereunder.

We issued securities in reliance upon Rule 506 of Regulation D of the Securities Act. These shareholders who received the securities in such instances made representations that (a) the shareholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the shareholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the shareholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the shareholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the shareholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.           SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report on Form 10-K are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Registration Statement on Form S-1 filed on July 20, 2010, and other risks mentioned in this Form 10-K or in our other reports filed with the SEC since the filing date of our Registration Statement.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear in Part I, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report. Our audited consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company's audited consolidated results of operations for the twelve month periods ended December 31, 2010 and 2009.

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

Our principal business is the production of steel wire ranging from 6.5mm to 10mm in diameter. We operate two wire production lines, which have a combined annual capacity of approximately 900,000 metric tons (“MT”). Our products are sold to a number of distributors who transport the wire to nearby wire processing facilities. Our wire is then further processed by these third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing. Our facilities and head offices are located in the town of Xingtai in southern Hebei Province.

On March 26, 2010, the Company completed a reverse acquisition transaction through a share exchange with Kalington and its shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of the Company’s issued and outstanding capital stock on an as-converted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Kalington became the Company’s wholly-owned subsidiary and the former stockholders of Kalington became our controlling stockholders. The share exchange transaction with Kalington and the Shareholders was treated as a reverse acquisition for accounting and financial reporting purposes, with Kalington as the acquirer and the Company as the acquired party. After the reverse acquisition, the Company changed its name to Longhai Steel Inc. By virtue of its ownership of Kalington, the Company also owns Kalington Consulting, which is a wholly owned foreign subsidiary of Kalington and effectively and substantially controls Longhai, a leading producer of steel wire products in eastern China, through a series of captive agreements known as variable interest agreements (the “VIE Agreements”) with Kalington Consulting.

On July 16, 2010, the Company effected a 1-for-125 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). Upon the date of the Reverse Stock Split, all of the issued and outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock. Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there were 10,000,000 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Annual Financial Performance Highlights

During the year 2010, we continued to see strong demand for our products and growth in our revenues. The following are some financial highlights:

  Sales Revenue: Sales revenue increased $101.4 million, or 27.1%, to $475 million for 2010 from $373.6 million for 2009.

  Gross Profit: Gross profit increased by 10.7% to $18.6 million for 2010, compared with $16.8 million for 2009.

  Net Income attributable to the Company’s common stockholders: Net income decreased $0.4 million, or 3.4%, to $11.3 million for 2010, from $11.7 million for 2009.

  Basic and fully diluted earnings per share: Basic and fully diluted earnings per share were $1.14 for 2010, compared with $1.19 for 2009.

Taxation

United States and Hong Kong

We are subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States has been made as we have no income taxable in the United States due to the fact that we operate pursuant to a VIE structure with Longhai PRC. Our subsidiary, Kalington, is incorporated in Hong Kong and is taxed on profits generated in Hong Kong at the rate of 16.5% . However, since Kalington is merely a holding company, we do not expect to generate any profits in Hong Kong or be subject to such taxes.

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

Value Added Taxes – We are also subject to value added tax, or VAT, on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. As of December 31, 2010 and 2009, we accrued $542,786 and zero, respectively, of unpaid VAT. As of December 31, 2010 we had a negative balance of VAT payable, which means a receivable of $276,638.

Results of Operations

Comparison of Twelve Months Ended December 31, 2010 and December 31, 2009

	Twelve Months Ended		Twelve Months Ended
	31-Dec-10		31-Dec-09
	Amount	% of	Amount	% of
		revenues		revenues
Net revenue	$475,022,529		373,660,461
Cost of sales	(456,446,007)	96.1	(356,833,041)	95.5
Gross profit	18,576,522	3.9	16,827,420	4.5
General and administrative expenses	(2,408,214)	0.5	(1,114,016)	0.3
Income from operations	16,168,308	3.4	15,713,404	4.2
Income before income taxes	15,287,265	3.2	15,596,813	4.2
Income tax expense	(3,951,602)	0.8	(3,899,203)	1.0
Net income	11,335,663	2.4	11,697,610	3.1
Other comprehensive income	1,359,726	0.3	54,484	0.0
Comprehensive income	$12,695,389	2.7	11,752,094	3.1

Net Revenues. Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $475 million in the year ended December 31, 2010 from $373.6 million in the same period in 2009, representing a 27.1% increase. This increase was due to a period over period increase in our revenue per ton of wire sold of 17.8% period due primarily to an increase in average wire prices. Our tons sold increased from 848,063MT to 906,836MT, representing period over period growth of 6.9% .

Cost of Sales. Our cost of sales increased $99.6 million, or 27.9%, to $456.4 million in the year ended December 31, 2010, from $356.8 million in the same period in 2009. The cost of sales as a percentage of revenues increased from 95.5% to 96.1% between the periods. Our cost of sales is largely dictated by movements in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold increased 18.8% period over period.

Gross Profit and Gross Margin. Our gross profit increased $1.8 million to $18.6 million in the year ended December 31, 2010 from $16.8 million in the same period in 2009. Gross margin declined from 4.5% for the year ended December 31, 2009 to 3.9% for the year ended December 31, 2010. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase prices and wire sales prices discussed above, as billet prices increased more than wire prices. While growth in infrastructure and construction remained robust, the steel wire market prices were softer in comparison to billet due to stronger than expected local supply of wire during the summer of 2010. We are forecasting increased wire and billet spreads in the year 2011.

General and Administrative Expenses. Our general and administrative expenses increased $1.3 million to $2.4 million in the year ended December 31, 2010, from $1.1 million in the same period in 2009. Part of the increase is due to a stock option granted to an executive valued at $0.5 million. Other general and administrative expenses increased due to increased payments for pension insurance, social insurances and expenses related to the company’s preparation for a securities offering and for the trading of its common shares on NASDAQ.

Income Before Income Taxes. Our income before income taxes decreased to $15.3 million in the year ended December 31, 2010 from $15.6 million in the same period in 2009. This decrease was due to a decrease in our gross profit and an increase in our general and administrative expenses as discussed above. In addition, we experienced higher interest expenses in association with increased use of bank acceptance bills.

Bank acceptance bills are common instruments used by companies in China to secure credit terms from their suppliers. These instruments feature a local bank guarantee of the payment risk, which is provided for a fee. In these arrangements, a company and a bank enter into a bank acceptance agreement pursuant to which the bank agrees to accept and pay when due the company's bills payable to the supplier. Cashing in such bank acceptance bills before they mature enables us to purchase more steel billet, our main production input, at a discount. The cost of cashing in said bank acceptance bills early is passed on to the client by way of higher sales prices for non-cash purchases.

Income Tax. Income tax increased to $4.0 million in the year ended December 31, 2010 from $3.9 million in the same period in 2009 as we had higher taxable income at the Chinese subsidiary.

Net Income. In the year ended December 31, 2010, we generated net income of $11.3 million, compared to $11.7 million in the same period in 2009. This decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $293,445, consisting primarily of cash on hand and demand deposits. The following table provides detailed information about our net cash flows for the year ended December 31, 2010. To date, we have financed our operations organically and through cash flows from equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
	Twelve Months Ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$(40,692,431)	30,776,570
Net cash provided by (used in) investing activities	40,863,641	(29,565,474)
Net cash used in financing activities	-	(1,468,253)
Effect of exchange rate changes on cash	6,725	8,764
Net increase (decrease) in cash and cash equivalents	177,935	(248,393)
Cash and cash equivalents at beginning of the quarter	115,510	363,903
Cash and cash equivalents at end of the period	$293,445	115,510

Operating activities

Net cash used in operating activities was $40.7 million for the year ended December 31, 2010, as compared to net cash provided by operating activities of $30.8 million for the same period in 2009.

Our cash flows from operating activities changed significantly because we took measures to eliminate loans to related parties. We had previously passed prepayments from our wholesale customers straight to the Longhai Steel Group to provide liquidity to the Longhai Steel Group for iron ore purchases. In consideration of those prepayments, these wholesale customers would receive a discount on our steel wire, and Longhai Steel Group would reimburse us for these discounts by way of a reduced purchase price for steel billet. This was treated as a loan to a related party, and the reimbursement for the discounts granted to wholesale customers were recorded as financing income. The passed-through prepayments were recorded as cash used in investing activities.

Management determined to eliminate this type of related party transactions and instead conduct business with the Longhai Steel Group on an arms-length basis as of the second quarter of 2010. This action required that the loan granted to Longhai Steel Group be repaid. This resulted in a reduction of approximately $43 million in operating cash that was accompanied by a matching increase in cash from investing activities.

Wholesale customers prepay large amounts in order to get a discount on our steel wire. These prepayments cover up to 3 months’ of deliveries. We continue to deliver steel wire until the prepayments are exhausted, at which time the prepayments are replenished by the customer. Occasionally, delivery takes place before the top-up payments arrive, which may result in comparatively small accounts receivable that are usually cleared during the course of the following month. We collect cash on or before delivery from non-wholesale customers. This practice does not cause any cost risk as all purchases and sales are priced according to market price in effect on the day delivery is taken.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2010 was $40.9 million, as compared to net cash used in investing activities of $29.6 million during the same period of 2009. This increase in cash provided by investing activities was mainly due to the repayment of a loan by a related party.

Financing activities

Net cash used in financing activities for the year ended December 31, 2010 was nil, as compared to net cash used of $1.5 million during the same period of 2009.

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

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the year ended December 31, 2010 or the years ended December 31, 2009 or 2008.

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

The balance sheet amounts at December 31, 2010, with the exception of shareholders' equity, were translated at the exchange rate of 6.6118 RMB to the U.S. $1.00 compared to the exchange rate of 6.8372 RMB to the U.S. $1.00 at December 31, 2009. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the year ended December 31, 2010 and 2009 was 6.77891 RMB and 6.84092 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $2,166,544 and $806,818 as of December 31, 2010 and December 31, 2009, respectively.

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

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to 1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On March 13, 2011, the RMB traded at 6.5655 to the U.S. dollar.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 26, 2010, we reported a change of independent auditors, effective immediately, from Robison Hill & Company, or Robison, to MaloneBailey, LLP, or MaloneBailey. Such change was approved by the Board of Directors.

Robinson audited the financial statements of the Company for the years ended December 31, 2009 and 2008 prior to the Company’s reverse acquisition of Kalington. Robinson’s reports on the Company’s financial statements as of and for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the year ended December 31, 2009 contained a going concern qualification as to the Company’s ability to continue as a going concern. During the years ended December 31, 2009 and 2008 and through Robinson’s dismissal on March 26, 2010, there were (1) no disagreements with Robinson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Robinson, would have caused Robinson to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended December 31, 2009 and December 31, 2008, MaloneBailey did not conduct any audits or complete any audit reports on our Company’s financial statements. However, MaloneBailey did conduct an audit and completed an audit report on the balance sheets of Kalington Limited, the Company’s subsidiary, as of December 31, 2009 and 2008, and the related statements of operations and comprehensive income, changes in shareholders’ equity and cash flows of Kalington Limited, for the years ended December 31, 2009, 2008 and 2007, which reports did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the financial statements of Kalington Limited for the fiscal years ended December 31, 2009 and 2008, there were: (i) no disagreements between our Company and MaloneBailey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.           CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Chaojun Wang, and Chief Financial Officer, Dr. Eberhard Kornotzki, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on our assessment, Mr. Wang and Dr. Kornotzki determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Chaojun Wang	55	Chairman and CEO
Dr. Eberhard Kornotzki	48	CFO and Director
Joel D. Mayersohn	53	Director (Independent)
Michael Billings	31	Director (Independent)
Jean Kester	48	Director (Independent)

Chaojun Wang. Mr. Wang has served as our Chairman and Chief Executive Officer since March 2010, and has served as the Chief Executive Officer of our VIE, Longhai, since its inception in 2008, and as Chairman of the Longhai Steel Group, our former parent company, since 1999. Mr. Wang is also a member of the local parliament and holds a Bachelor’s Degree in enterprise management from the Shijiazhuang Railway College.

Dr. Eberhard Kornotzki. Dr. Kornotzki has served as our Chief Financial Officer since his appointment on April 1, 2010, and as our director, since June 19, 2010. He has 15 years of international experience in the capital goods industry, working for German-owned manufacturing companies such as Hermes, Weidmüller, and Bosch Group in Hong Kong, Singapore and Beijing. Prior to joining us, Dr. Kornotzki served as the Chief Executive Officer of Wealth Index Capital Group LLC, providers of corporate finance and management consulting services, since May 2007; as a Non-Executive Director of Sunity PLC, a UK-based company engaged in providing management services to Sunity (Beijing) Technology Co., Limited, a provider of integrated telecommunication software systems, radio frequency identification systems and call centers from October 2007 to December 2008; and from 2003 to 2006, as a Managing Director of Tianjin Buderus Heating Technology Co. Ltd., a subsidiary of Germany-based Bosch Group. From 2005 to 2006, Dr. Kornotzki also served as Vice Chairman of the Trade and Distribution Working Group of the European Chamber of Commerce in Beijing. He holds a PhD in Chinese studies from Humboldt-Universität zu Berlin (Germany) and a Master of Science in Business Administration from the University of Illinois, Champaign-Urbana (USA). He is fluent in English, German and Mandarin Chinese.

Joel D. Mayersohn. Mr. Mayersohn has been appointed to serve as independent director of Longhai Steel as of March 14, 2011. Mr. Mayersohn is a partner in the Business Services Practice Group of the law firm of Roetzel & Andress. Prior to joining Roetzel & Andress in 2008, Mr. Mayersohn was a partner at Arnstein & Lehr in Fort Lauderdale, FL. Mr. Mayersohn focuses his legal practice on corporate, securities and business law. He advises a diversified client base in private placement, public offerings, mergers and acquisitions, financing transactions and general securities. Mr. Mayersohn received his B.A. from The State University of New York at Buffalo, cum laude and his J.D. from The State University of New York at Buffalo. He is admitted to practice in Florida and New York.

Michael Billings. Mr. Billings has been appointed to serve as our director, effective as of November 18, 2010. Mr. Billings is a director of Bay Grove Capital, a private equity firm since 2009. Prior to this, he worked as an investment analyst for Dougan & Associates from 2007 to 2009, a single family investment office, and as an analyst for Coatue Management LLC, a technology focused hedge fund from 2005 to 2006. Mr. Billings holds an M.S. in Finance from the David Eccles School of Business of the University of Utah and graduated from the Wharton School of the University of Pennsylvania. He is an alumni of the Ron Brown scholar program.

Jean Kester. Ms. Kester has been appointed as our director and chairman of the Audit Committee effective as of November 18, 2010. Ms. Kester is an experienced professional with 10 years public accounting and auditing experience in small, medium, and large public and privately held companies. Jean spent nearly 10 years at PriceWaterhouse Coopers, specializing in audit and internal controls engagements for publically listed entities. For the past seven years, Jean has been assisting US and China based companies with US GAAP consulting, transactional consulting, due diligence engagements, and as lead advisor on financial statement and audit schedule preparation engagements, as well as Senior Project Coordinator for the implementation of Sarbanes Oxley Section 404. In this capacity, Jean has performed overall project management, including project design, execution and through to completion, managing the implementation teams and functioning as primary contact with personnel in the company, senior management, Board of Directors, the Audit Committee and the external auditor. Industry experience during her career to date includes oil and gas and mining companies, information technology, financial services, manufacturing and service industries. Jean has proficiencies that include risk management, financial accounting, SEC and private reporting, public offerings, mergers and acquisitions, consolidations, cash management, budgeting, staffing and financial analysis.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence –Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Significant Employees

In addition to the foregoing named officers and directors, the following employees are also key to our business and operations:

NAME	AGE	POSITION
Dongmei Pan	48	Chief Technology Officer
Chaohong Wang	44	Sales Manager

Dongmei Pan. Ms. Pan has served as Longhai’s Chief Technology Officer since its inception in October 2008 and our Chief Technology Officer since March 26, 2010. Ms. Pan graduated from Hebei Polytechnic University with a bachelor’s degree in metal processing. Previous work experience includes CTO of Xingtai Steel Co Ltd from 1983 to 1995, CTO of Henan Luoherenhe Steel Wire Co Ltd from 1995 to 1998 and vice-manager and CTO of our predecessor company, Longhai Steel Group from 2003 to 2008. She published articles about the steel market and is a certified steel rolling and wire production engineer.

Chaohong Wang. Mr. Wang has served as Longhai’s Sales Manager since October 2008 and our Sales Manager since March 26, 2010. Prior to becoming Sales Manager at Longhai, Mr. Wang worked as Supply Manager at the Longhai Steel Group since 2003.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

We were not subject to Section 16(a) of the Exchange Act during fiscal year 2010.

Code of Ethics

On June 19, 2010, our board of directors adopted a code of ethics, which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to the appropriate person or persons; and accountability for adherence to the code of ethics.

The code of ethics requires the highest standard of ethical conduct and fair dealing of its senior financial officers, or SFO, defined as the Chief Executive Officer and Chief Financial Officer. While this policy is intended to only cover the actions of the SFO, we expect our other officers, directors and employees will also review our code and abide by its provisions. We believe that our reputation is a valuable asset and must continually be guarded by all associated with us so as to earn the trust, confidence and respect of our suppliers, customers and stockholders. A copy of the code of ethics has been filed as Exhibit 14 of our current report on Form 8-K, filed on July 20, 2010.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

Michael Billings, Jean Kester and Joel D. Mayersohn, whom our Board determined to be “independent” as that term is defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules, have been appointed to serve as members of the Company’s Audit Committee, effective as of November 23, 2010 as to Mr. Billings and Ms. Kester, and effective as of March 14, 2011 as to Mr. Mayersohn. Ms. Kester serves as Chair of the Audit Committee.

Our Audit Committee will oversee our accounting and financial reporting processes and the audits of our financial statements. Our Audit Committee is responsible for, among other things:

  selecting our independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by our independent auditors;

  reviewing with our independent auditors any audit problems or difficulties and management’s response;

  reviewing and approving all proposed related-party transactions;

  discussing the annual audited financial statements with management and our independent auditors;

  reviewing major issues as to the adequacy of our internal controls and any special audit steps adopted in light of significant internal control deficiencies;

  annually reviewing and reassessing the adequacy of our Audit Committee charter;

  meeting separately and periodically with management and our internal and independent auditors;

  reporting regularly to the full Board of Directors; and

  such other matters that are specifically delegated to our Audit Committee by our Board of Directors from time to time.

Our Board of Directors has determined that Ms. Kester possesses the accounting or related financial management experience that qualifies her as financially sophisticated within the meaning of Rule 5605(c)(2) of the NASDAQ Marketplace Rules and that she is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

						Non-	Non-
						Equity	qualified
						Incentive	Plan Deferred
				Stock	Option	Compensation	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Earnings	Earnings	Compensation	Total
Principal	Year	($)	($)	($)	($)	($)	($)	($)	($)
Position
Chaojun Wang,	2010	10325	0	0	0	0	0	0	10325
Principal Executive Officer (1)	2009	0	0	0	0	0	0	0	0
Joseph Meuse,	2010	0	0	0	0	0	0	0	0
former Principal Executive Officer (1)	2009	0	0	0	0	0	0	0	0
Eberhard Kornotzki	2010	18000	0	0	(3)	0	0	0	(3)
, Principal Financial Officer	2009	0	0	0	0	0	0	0	0
Inna Sheveleva,	2010	0	0	0	0	0	0	0	0
former Principal Financial Officer (2)	2009	0	0	0	0	0	0	0	0

(1)

On March 26, 2010, we acquired Kalington in a reverse acquisition transaction that was structured as a shareexchange and in connection with that transaction, Mr. Chaojun Wang became our Principal Executive Officer. Mr.Joseph Meuse served as our Principal Executive Officer until March 25, 2010. Prior to June 2010, Mr. Wang did notreceive any annual, long term and other compensation from the Company or any of its subsidiaries or affiliates.

(2)	Prior to the effective date of the reverse acquisition, Ms. Inna Sheveleva served as our Principal Financial Officer.
(3)

The stock options granted to Dr. Kornotzki were estimated to be worth $519,006 at the time of the grant, and they were expensed at that value in the Company’s financial statements. None of the options has been exercised so far.

Summary of Employment Agreements and Material Terms

Prior to our reverse acquisition of Kalington, our operating subsidiary was a private limited company organized under the laws of the PRC, and in accordance with PRC regulations, the salary of our executives was determined by our shareholders. In addition, each employee is required to enter into an employment agreement. Accordingly, all our employees, including management, have executed our employment agreement.

Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Chaojun Wang’s employment agreement provides for an annual salary of RMB 120,000 (approximately $17,700), commencing June 1, 2010. Dr. Kornotzki’s employment agreement with the Company, dated April 1, 2010, provides for a salary of $2,000 per month and a five-year option to purchase up to 200,000 shares of the Company’s Common Stock on a cash exercise basis at an exercise price of $6.00 per share, with 50% immediately vested and the remaining 50% to vest in two equal portions on March 31, 2011 and on March 31, 2012, respectively. Dr. Kornotzki’s cash compensation will be doubled to $4,000 per month going forward, if the Company obtains its first financing and completes the listing of its Common Stock for trading on NASDAQ. Other than the salary and necessary social benefits required by the government, which are defined in the employment agreements, we currently do not provide other benefits to our officers at this time. Dr. Kornotzki’s employment agreement is scheduled to expire on March 31, 2012, but may be terminated by the Company or without cause with 30 days’ prior written notice. In the event that the Company desires to terminate Dr. Kornotzki without cause, any unvested portion of his stock options will automatically vest and be exercisable on the termination date and will remain exercisable until the options expire.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

Our independent directors each entered into our form of independent director agreement, effective on November 18, 2010 for Mr. Billings and Ms. Kester and on November 23 for Mr. Hwang pursuant to which they receive as compensation 5,000, 7,500, and 5,000 restricted shares per annum respectively, vesting semi-annually, commencing on the 6-month anniversary of our NASDAQ Listing. None of the independent directors was compensated in the fiscal year 2010. Mr. Hwang resigned from the board on January 21, 2011 and therefore is no longer entitled to compensation. On March 14, 2011, the board appointed Mr. Mayersohn to fill the vacancy created by the resignation of Mr. Hwang. His compensation is going to be 6,000 restricted shares per year, vesting semi-annually as per above, however the first 3,000 restricted shares shall vest immediately unless Mr. Mayersohn terminates his board engagement for reasons attributable to him. Our executive directors, Mr. Wang and Dr. Kornotzki will receive compensation only in their capacities as officers.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 14, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 1 Jingguang Road, Neiqiu County, Xingtai City, Hebei Province, People’s Republic of China, 054000.

			Amount and
			Nature of	Percent of
Name & Address of Beneficial			Beneficial	Common
Owner	Office, If Any	Title of Class	Ownership(1)	Stock(2)
Officers and Directors

Chaojun Wang	Chairman and Chief Executive Officer	Common Stock	5,100,330(3)	51.0%
	Chief Financial
Dr. Eberhard Kornotzki(4)	Officer and Director	Common Stock	524,535	5.2%
Joel D. Mayersohn(5)	Director	Common Stock	0	0
Michael Billings(5)	Director	Common Stock	0	0
Jean Kester(5)	Director	Common Stock	0	0
All officers and directors as a group (2 persons named above)	--	Common Stock	5,624,865	56.2%
5% Security Holders
Merry Success Limited (3) P.O. Box 957 Offshore Incorporation Centre, Road Town, Tortola	--	Common Stock	5,100,330	51.0%
Xingfang Zhang (6) Zheng No.15, No.33 North Xinhua Road, Qiaodong District, Xingtai, Hebei Province, China	--	Common Stock	2,900,825	29.0%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 10,000,418 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 14, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Merry Success Limited is owned and controlled by Jinhai Guo, but Chaojun Wang serves as Chief Executive Officer and Director of, and exercises dispositive control over the shares owned by Merry Success Limited.

(4)

Represents an option to purchase 100,000 shares of our Common Stock at an exercise price of $6.00 per share, which vested on April 1, 2010, pursuant to Dr. Kornotzki’s employment agreement, as well as 219,655 shares held by Wealth Index Capital Group LLC, in which Dr. Kornotzki holds a controlling interest, and 204,880 shares held by K International Consulting Ltd., which is owned and controlled by him.

(5)

On June 19, 2010, each of Michael Billings, Basil Hwang and Jean Kester were appointed as to serve as our directors, and have subsequently been added to the board on November 18, 2010, November 23, 2010 and November 18, 2010, respectively. Basil Hwang resigned from the board on January 21, 2011. Joel D. Mayersohn was appointed and added to the board on March 13, 2011.

(6)	Xingfang Zhang is the nephew of Chaojun Wang, our Chief Executive Officer and beneficially controlling shareholder.

(7)	Calculated by assuming no exercise of the underwriters’ overallotment option.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options, other than an option for the purchase of up to 200,000 shares of the Company’s Common Stock issued to a company executive in connection with his employment.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  In May 2010 the Company placed an order for steel billet with Xingtai Shenrui Trading Company (“Shenrui”), a related party under indirect control of Mr. Chaojun Wang, the Company’s Chief Executive Officer, and gave Shenrui a cash deposit in the amount of $15,244,809 in connection with this order. The order was subsequently cancelled. The cash deposit was returned in full by August 4, 2010.

  During 2010, the Company sold $15,450,433 of steel wire to Shenrui.

  In 2009, the Company purchased steel billets from third party vendors, who purchased all the related steel billets from Longhai Group.

  Steel billet is the principal raw material used in our production of steel wire and in 2009, steel billet accounted for more than 95% of our production costs. Prior to 2009, we purchased our steel billet at a small per ton volume discount, from the Longhai Steel Group, an entity owned and controlled by our CEO, Chaojun Wang, with $488,908,517 in steel billet purchased in 2008. However, since 2009, we have purchased our steel billet at prevailing market prices from third party trading companies who source their steel billet from local steel manufacturers, primarily the Longhai Steel Group.

  The Company also sells steel wire to Xingtai Longhai Steel Group Metal Products Co., Ltd. (“Longhai Metal”), one of the Longhai Group of companies and a related party under the control of Mr. Wang Chaojun. As of December 31, 2010 and December 31, 2009, accounts receivable from the sale of steel wire to Longhai Metal were nil and $242,765, respectively.

  The Company loaned cash deposits received from third party customers to Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Chaojun Wang, the Company’s Chief Executive Officer. As of December 31, 2010 and December 31, 2009, amounts due the Company under these loans were nil and $42,047,673, respectively.

  The Company offered customers sales discounts in return for cash deposits. These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd. In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of $1,527,203 and $8,320,160 in the fiscal year ended December 31, 2010 and 2009, respectively. The Company recorded these reimbursements as earned finance income which is included in net revenue. These cash deposits were repaid in full by Longhai Steel Group at the closing of the reverse merger transaction.

  Longhai leases a five-story office space and the building which houses our production facilities from the Longhai Steel Group. The rent expense for such facilities for the years ended December 31, 2010 and 2009 was $28,593 and $28,334, respectively.

  In 2010 and 2009, Longhai purchased production utilities from the Longhai Steel Group in the amounts of $5,267,131 and $11,661,547, respectively.

  In addition, during 2010 and 2009, Longhai sold to the members of Longhai Steel Group steel scrap in the amount of $4,703,287 and $3,688,573, respectively and steel wire in the amount of Nil and $3,955,563, respectively.

Prior to our reverse acquisition of Kalington, as at December 31, 2009 Longhai had loaned $42,047,673 to the Longhai Steel Group. However, as of the date of this report, all balances have been repaid and no loans to the Longhai Steel Group are outstanding.

On March 19, 2010, prior to the reverse acquisition transaction, Kalington Consulting and Longhai entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Longhai became Kalington Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

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

For details regarding the foregoing agreements, see our Current Report on Form 8-K filed on March 26, 2010 and the exhibits thereto. Mr. Chaojun Wang, our Chief Executive Officer and controlling stockholder, is a director of Kalington, Kalington Consulting and Longhai and a controlling shareholder of Longhai.

  On October 12, 2010, we entered into a 5 year operating lease for a newly constructed wire plant adjacent to our current facilities. The new facility will have an area of 90,500 square meters and an annual capacity of 0.6MMT, which would be an increase in production capacity of 67%. The new facility will be leased at a yearly cost of $2.1 million from the Longhai Group, which is related to Longhai. Although we have executed this lease with the Longhai Group, lease payments will not commence until the facility is delivered to Longhai in turn-key condition after the production capacity ramp-up is completed. Based on currently available information from the Longhai Group, we expect that this delivery will occur before May 31, 2011.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Transactions with Goodwin

Goodwin Ventures, Inc. was the controlling shareholder of Action Industries, Inc., the predecessor of the Company. On March 26, 2010, Action Industries, Inc. issued 7,450,000 shares of its Common Stock to Goodwin Ventures, Inc. (equivalent to 59,600 shares of our common stock on a post split basis) in consideration for Goodwin Ventures, Inc. paying off approximately $90,000 in liabilities of Action Industries, Inc. immediately prior to the reverse acquisition. Goodwin Ventures, Inc. was a party to the Share Exchange Agreement as the controlling shareholder of Action Industries, Inc. After the reverse acquisition, Goodwin Ventures, Inc. is no longer a controlling shareholder. It is related to the Company through its ownership of 59,600 shares of the Company’s common stock.

Director Independence

Michael Billings, Jean Kester and Joel D. Mayersohn are independent directors, as the term “independent” is defined by Rule 5605(a)(2) of the NASDAQ Market Rules.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Audit Fees	$123,000	$69,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$123,000	$69,000

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by MaloneBailey for our financial statements as of and for the year ended December 31, 2010. Further, none of the fees for noted above were for the provision of services other than audit, review or attest services.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of March 26, 2010, among Action Industries, Inc., Kalington Limited, the shareholders of Kalington Limited, Goodwin Ventures, Inc. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
3.1	Articles of Incorporation [incorporated by reference to Exhibit 3.1 of the Form SB-2 filed by the Company on February 8, 2007]
3.2	Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.2 of the Form SB-2 filed by the Company on February 8, 2007]
3.3	Certificate of Amendment [incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 filed by the Company on July 20, 2010]
3.4	Bylaws, as amended [incorporated by reference to Exhibit 3.2 of the Form SB-2 filed by the Company on February 8, 2007, as amended by Exhibit 3.2 to the current report on Form 8-K filed by the Company on March 25, 2010]
3.5	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Nevada Secretary of State on March 25, 2010 [incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
4.1	Specimen Unit Certificate [incorporated by reference to Exhibit 4.1 of the Amendment to Registration Statement on Form S-1 filed by the Company on December 17, 2010]
4.5	Specimen common stock certificate [incorporated by reference to Exhibit 4.5 of the Amendment to Registration Statement on Form S-1 filed by the Company on November 9, 2010]
4.6	Warrant Agreement with attached form of warrant [incorporated by reference to Exhibit 4.6 of the Amendment to Registration Statement on Form S-1 filed by the Company on December 17, 2010]
10.1	Purchase Agreement for Steel Billet by and between Xingtai Longhai Steel Wire Ltd. and Xingtai Longhai Steel Group Ltd., dated October 1, 2008 [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.2	Lease Agreement, as amended, between Xingtai Longhai Steel Wire Co. Ltd and Xingtai Longhai Steel Group Co. Ltd., dated October 1, 2008, as amended [incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.3	Form of Wire Purchase and Sales Contract [incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.4	Consulting Services Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.5	Operating Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.5 of the Current Report on Form 8- K, as filed by the Company March 26, 2010]
10.6	Proxy Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.6 of the Current Report on Form 8- K, as filed by the Company March 26, 2010]
10.7	Option Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.7 of the Current Report on Form 8- K, as filed by the Company March 26, 2010]
10.8	Equity Pledge Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.9	Employment Agreement, between Longhai Steel Inc. (formerly, Action Industries, Inc.) and Dr. Eberhard Kornotzki [incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Company on July 20, 2010]
10.10	Independent Director Agreement, dated November 18, 2010, by and between Longhai Steel Inc. and Michael Billings [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed by the Company November 30, 2010]
10.11	Independent Director Agreement, dated November 18, 2010, by and between Longhai Steel Inc. and Jean Kester [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed by the Company November 30, 2010]

10.12	[Independent Director Agreement, dated November 23, 2010, by and between Longhai Steel Inc. and Basil Hwang [incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed by the Company November 30, 2010]]
10.13	Employment Agreement, between Longhai Steel Inc. (formerly, Action Industries, Inc.) and Chaojun Wang [incorporated by reference to Exhibit 10.11 of the Amendment to Registration Statement on Form S-1 filed by the Company on September 8, 2010]
10.14	English translation of Lease Agreement, dated October 12, 2010, between Longhai Steel Inc. and Longhai Steel Group [incorporated by reference to Exhibit 10.12 of the Amendment to Registration Statement on Form S-1 filed by the Company on November 9, 2010]
10.15	Form of Lock-up Agreement with directors, officers and 5% holders [incorporated by reference to Exhibit 10.13 of the Amendment to Registration Statement on Form S-1 filed by the Company on November 9, 2010]
10.16	Form of Lock-up Agreement with certain shareholders [incorporated by reference to Exhibit 10.14 of the Amendment to Registration Statement on Form S-1 filed by the Company on November 9, 2010]
10.17	Form of Make Good Escrow Agreement [incorporated by reference to Exhibit 10.17 of the Amendment to Registration Statement on Form S-1, as filed by the Company on December 20, 2010]
14	Code of Ethics, adopted on July 19, 2010 [incorporated by reference to Exhibit 14 of the current report on Form 8-K filed by the Company on July 20, 2010].
21	Subsidiaries of the Company [incorporated by reference to Exhibit 21 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 16, 2011

LONGHAI STEEL INC.

By: /s/ Chaojun Wang
       Chaojun Wang
       Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaojun Wang	Chairman of the Board and Chief Executive Officer	March 16, 2011
Chaojun Wang	(Principal Executive Officer)

/s/ Eberhard Kornotzki	Chief Financial Officer and Director	March 16, 2011
Eberhard Kornotzki	(Principal Financial and Accounting Officer)

/s/ Michael Billings	Director (Independent)	March 16, 2011
Michael Billings

/s/ Jean Kester	Director (Independent)	March 16, 2011
Jean Kester

/s/ Joel D. Mayersohn	Director (Independent)	March 16, 2011
Joel D. Mayersohn

LONGHAI STEEL INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Longhai Steel Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Longhai Steel Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, change in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements and the financial statement footnotes are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Longhai Steel Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement footnotes, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Longhai Steel Inc. and Subsidiaries

We have audited the condensed Parent Only balance sheet of Longhai Steel Inc. (the “Company”) as of December 31, 2010 and the related condensed Parent Only statements of operations and cash flows for the year then ended included in Footnote 15 to the Consolidated Financial Statements of Longhai Steel Inc. These condensed Parent Only financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the condensed Parent Only financial statements referred to above present fairly, in all material respects, the financial position of Longhai Steel Inc. at December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

/s/MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 14, 2011

LONGHAI STEEL INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$293,445	$115,510
Accounts receivable, net	908,327	19,009
Inventory, net	8,500,770	2,393,159
Advances to suppliers	36,690,325	15,663,763
Tax receivable	276,638	1,579,933
Prepaid expenses	10,465	-
Notes receivable	226,867	-
Other current assets	6,350,750	2,799
Current deferred tax assets	74,976	-
Due from related parties	-	42,290,438
Total current assets	53,332,563	62,064,611

Property, plant and equipment, net	24,648,690	26,680,244

TOTAL ASSETS	$77,981,253	$88,744,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,355,457	$15,536,226
Advances from customers	15,692,067	33,245,360
Income tax payable	5,701,872	2,325,984
Accrued liabilities	2,209,976	5,169,708
Current deferred tax liabilities	-	1,172,181
Due to related party	1,531,755	-
Total current liabilities	33,491,127	57,449,459

Non-current deferred tax liabilities	170,686	190,351

TOTAL LIABILITIES	33,661,813	57,639,810

STOCKHOLDERS'S EQUITY

Common Stock, .001 par value, 100,000,000 shares authorized, 10,000,000 shares and 9,850,000 shares issued and outstanding, respectively	10,000	9,850
Additional paid-in capital	3,173,897	2,655,041
Statutory reserve	1,475,198	-
Accumulated other comprehensive income	2,166,544	806,818
Retained earnings	37,493,801	27,633,336
TOTAL STOCKHOLDERS’ EQUITY	44,319,440	31,105,045

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,981,253	$88,744,855

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	The Year Ended December 31,
	2010	2009

Revenue	$475,022,529	$373,660,461
Cost of revenue	(456,446,007)	(356,833,041)
Gross profit	18,576,522	16,827,420

General and administrative expenses	(2,408,214)	(1,114,016)
Income from operations	16,168,308	15,713,404

Interest income	5,047	3,301
Interest expense	(876,492)	(85,422)
Other expenses	(9,598)	(34,470)
Total other income and expenses	(881,043)	(116,591)

Income before income taxes	15,287,265	15,596,813
Income tax expense	(3,951,602)	(3,899,203)

Net income	$11,335,663	$11,697,610

Net Income per share – basic and diluted	$1.14	$1.19

Weighted average shares outstanding – basic and diluted	9,965,068	9,850,000

Comprehensive Income
Net income	$11,335,663	$11,697,610
Other comprehensive income	1,359,726	54,484
Comprehensive income	$12,695,389	$11,752,094

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional	Other
			Paid-in	Comprehensive	Statutory	Retained
	Common Stock		Capital	Income	Reserve	Earnings	Total
	Shares	Amount
Balance December 31, 2008	9,850,000	$9,850	$2,655,041	$752,334	$-	$15,935,726	$19,352,951
Foreign currency translation	-	-	-	54,484	-	-	54,484
Net income	-	-	-	-	-	11,697,610	11,697,610
Balance December 31, 2009	9,850,000	$9,850	$2,655,041	$806,818	$-	$27,633,336	$31,105,045

Issuance of shares for reverse merger	150,000	$150	$(150)				$-
Stock-based compensation			519,006				519,006
Allocation of statutory reserve					1,475,198	(1,475,198)	-
Foreign currency translation				1,359,726			1,359,726
Net income						11,335,663	11,335,663
Balance December 31, 2010	10,000,000	$10,000	$3,173,897	$2,166,544	$1,475,198	$37,493,801	$44,319,440

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$11,335,663	$11,697,610
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	3,035,963	2,990,846
Deferred taxes	(1,280,927)	1,078,918
Stock based compensation	519,006	-
Changes in operating assets and liabilities:
Accounts receivable	(866,783)	(19,009)
Inventory	(5,877,616)	(280,217)
Advance to suppliers	(19,999,427)	8,280,771
Prepaid expenses and other current assets	(6,190,173)	50,102
Tax receivable	1,323,731	-
Due to / from related parties	1,738,889	(17,194,469)
Accounts payable	(7,520,512)	9,392,873
Accrued liabilities	(1,899,225)	(2,175,127)
Unearned revenue	(18,226,423)	15,286,893
Income tax payable	3,215,403	1,667,379
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(40,692,431)	30,776,570

Cash flows from investing activities:
Cash received from related parties	42,410,230	(29,321,207)
Cash paid to related party for fixed assets	(1,158,010)
Trade notes receivable	(221,280)	-
Purchase of property, plant and equipment	(167,299)	(244,267)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	40,863,641	(29,565,474)

Cash flows from financing activities:
Cash repayment to related parties	(52,852,914)	(1,498,671)
Cash advance from related parties	52,852,914	-
Financing cost on fixed assets purchase	-	30,418
CASH PROVIDED BY FINANCING ACTIVITIES	-	(1,468,253)
Effect of exchange rate changes on cash	6,725	8,764
Net (decrease) increase in cash and cash equivalents	177,935	(248,393)

Cash and cash equivalents, beginning balance	115,510	363,903
Cash and cash equivalents, ending balance	$293,445	$115,510

NON-CASH TRANSACTIONS
Financing service and sales of products to related parties	$-	$12,969,231

SUPPLEMENTARY DISCLOSURE:
Interest paid	$876,471	$85,422
Income tax paid	$2,017,078	$1,154,400

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Longhai Steel Inc., a Nevada corporation (formerly Action Industries, Inc.) (the “Company”) was originally incorporated under the laws of the State of Georgia on December 4, 1995. On March 14, 2008, the Georgia corporation was merged with and into a newly formed Nevada corporation also named Action Industries, Inc. and all of the outstanding shares of the Georgia corporation were exchanged for shares in the surviving Nevada corporation.

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

Kalington was established on November 5, 2009 in Hong Kong to serve as an intermediate holding company. Chaojun Wang currently serves as the directors of Kalington. Kalington Consulting was established in the People’s Republic of China (PRC) on March 18, 2010, and is 100% owned by Kalington. On March 5, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Kalington Consulting. Chaojun Wang serves as the executive director of Kalington Consulting. Longhai, our operating VIE, was established in the PRC on August 26, 2008, as a result of the carve-out of the division of the Longhai Steel Group, for the purpose of engaging in the production of steel wire. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai. Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner), an entity owned and controlled by Dr. Eberhard Kornotzki, our Chief Financial Officer, and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group.

On March 19, 2010, prior to the reverse acquisition transaction, Kalington Consulting and Longhai entered into a series of agreements, the VIE Agreements, pursuant to which Longhai became Kalington Consulting’s variable interest entity. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include:

• A Consulting Services Agreement through which Kalington Consulting has the right to advise, consult, manage and operate Longhai and collect and own all of the net profits of Longhai;

• an Operating Agreement through which Kalington Consulting has the right to recommend director candidates and appoint the senior executives of Longhai, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longhai, and guarantee the contractual performance by Longhai of any agreements with third parties, in exchange for a pledge by Longhai of its accounts receivable and assets;

• a Proxy Agreement under which the three owners of Longhai have vested their collective voting control over Longhai to Kalington Consulting and will only transfer their respective equity interests in Longhai to Kalington Consulting or its designee(s);

• an Option Agreement under which the owners of Longhai have granted to Kalington Consulting the irrevocable right and option to acquire all of their equity interests in Longhai; and

• an Equity Pledge Agreement under which the owners of Longhai have pledged all of their rights, titles and interests in Longhai to Kalinton Consulting to guarantee Longhai’s performance of its obligations under the Consulting Services Agreement.

On March 18, 2010, prior to the reverse acquisition transaction, Mr. Wang entered into a call option agreement, the Merry Success Option Agreement, with Jinhai Guo, the sole shareholder of Merry Success Limited, pursuant to which, Mr. Wang has the right to acquire up to 100% or the shares of Merry Success Limited for fixed consideration within the next three years. The Merry Success Option Agreement also provides that Mr. Guo shall not dispose any of the shares of Merry Success Limited without Mr. Wang’s consent. As a result of the Merry Success Option Agreement, Chaojun Wang, our Chief Executive Officer, beneficially owns a majority of our capital stock and voting power, as well as of Longhai and the Longhai Steel Group. Because of the common control between Kalington, Kalington Consulting and Longhai, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities based on Financial Accounting Standards Board (FASB) rules on business combinations and transactions among entities under common control. The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

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

Kalington was established in Hong Kong on November 5, 2009 to serve as an intermediate holding company. Chaojun Wang currently serves as the director of Kalington. Kalington Consulting was established in the PRC on March 18, 2010.

Longhai PRC was originally formed on August 26, 2008 as a carve-out from the Longhai Steel Group of companies. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai PRC and owns 80% of the capital stock of Longhai PRC. Longhai PRC's additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner) and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the Chief Executive Officer of the Longhai Steel Group.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2010 and 2009 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements in this report should be read in conjunction with the December 31, 2009 audited financial statements of the Company and the notes thereto included in the Company’s Form 8-K filed on March 26, 2010.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai for the year ended December 31, 2010 and 2009. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of December 31, 2010 and 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income/(loss). Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. During the periods presented, other comprehensive income (loss) includes cumulative translation adjustment from foreign currency translation.

Foreign Currency Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's PRC subsidiaries is the Renminbi RMB. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

The balance sheet amounts at December 31, 2010, with the exception of shareholders' equity, were translated at the exchange rate of 6.6118 RMB to the U.S. $1.00 compared to the exchange rate of 6.8376 RMB to the U.S. $1.00 at December 31, 2009. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the years ended December, 2010 and 2009 was 6.77891 RMB and 6.84092 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $2,166,544 and $806,818 as of December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with original maturity of three months or less, when purchased, to be cash and cash equivalents. The Company maintains cash with various banks and trust companies located in China. Cash accounts are not insured or otherwise protected. Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposit with that particular bank or trust company.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of December 31, 2010 and 2009, the accounts receivable was $908,327 and $19,009, respectively. There was no allowance for doubtful accounts balance as of December 31, 2010 and 2009.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requires; or decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders on hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated net realizable value based upon assumptions about future demand and market conditions. Historically, the actual net realizable value closely approximated management’s estimate. There was no allowance for inventory impairment as of December 31, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. All ordinary repair and maintenance costs are expensed as incurred. Expenditures for maintenance and repairs are expensed as incurred. Major renewals and betterments are charged to the property accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed in the current period.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of assets as set outlined below.

Estimated Useful Life
Plant and building	20 years
Machinery and equipment	10 years
Office furniture and equipment	10 years
Transportation equipment	5 years

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For 2010 and 2009, the Company performed an annual impairment review of long-lived assets and concluded that there was no impairment loss.

Revenue Recognition

Revenue Recognition

The Company recognizes sales in accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and SAB No. 104, “Revenue Recognition.”

The Company recognizes revenue when the following criteria are met:

(i) persuasive evidence of an arrangement exists;

(ii) delivery has occurred or services were rendered;

(iii) the price to the customer is fixed or determinable and,

(iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions were met.

The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of specific transaction in each arrangement. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, previously SFAS No. 109. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion; it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates. As of December 31, 2010, the stock options issued to the Company’s executive were anti-dilutive and excluded from the calculation of diluted earnings per share. As of December 31, 2009, the Company did not have any dilutive securities.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, previously FAS 157, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

· Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

· Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

· Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2010 are as follows:

			Significant other	Significant
		Active markets For	Observable	Unobservable
	Carrying value	identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$293,445	$293,445	-	-

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

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

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - INVENTORY

Inventory as of December 31, 2010 and 2009 were as follows:

	December 31,	December 31,
	2010	2009
Raw material	$235,152	$27,292
Finished goods	6,423,029	849,000
Auxiliary inventory (spare parts)	1,842,589	1,516,867

Total inventory	$8,500,770	$2,393,159

NOTE 4 - ADVANCE TO SUPPLIERS

	December 31, 2010	December 31, 2009
Advance to suppliers	$36,690,325	$15,663,763

Advance to suppliers represents amounts prepaid for raw materials. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 5 – OTHER CURRENT ASSETS

As of December 31, 2010, there was $6,350,750 unverified input VAT that represents input VAT amount that were pending verification through local tax bureau. These balances were fully verified and offset against output VAT in January 2011. There was no such balance as of December 31, 2009.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Plant and building	$7,721,664	$7,467,107
Machinery and equipment	20,014,123	19,209,690
Office furniture and equipment	8,686,807	8,398,072
Transportation equipment	96,988	74,914

Total property, plant and equipment	36,519,582	35,149,783
Less: accumulated depreciation	(11,870,892)	(8,469,539)

Total property, plant and equipment, net	$24,648,690	$26,680,244

Depreciation for the years ended December 31, 2010 and 2009 was $3,035,963 and $2,990,846, respectively.

NOTE 7 - RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of December 31, 2010 and 2009, due from related parties was summarized as follows:

	December 31,	December 31,
	2010	2009
Xingtai Longhai Steel Group Co., Ltd.	$-	$42,047,673
Xingtai Longhai Steel Group Metal Product Co., Ltd.	-	242,765

Total	$-	$42,290,438

The Company loaned cash deposits received from third party customers to Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer. As of December 31, 2010 and 2009, amounts due the Company under these loans were Nil and $42,047,673, respectively.

The Company offered customers sales discounts in return for cash deposits. These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd. In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of $1,527,203 and $8,360,120 in the years ended December 31, 2010 and 2009, respectively. The Company recorded these reimbursements as earned finance income which is included in net revenue.

The Company also sells steel wire to Xingtai Longhai Steel Group Metal Product Co., Ltd. (“Longhai Metal”), one of the Longhai Group of companies and a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer. As of December 31, 2010 and 2009, accounts receivable from the sale of steel wire to Longhai Metal were Nil and $242,765, respectively.

In May 2010 the Company placed an order for steel billet with Xingtai Shenrui Trading Company, a related party under indirect control of Mr. Wang Chaojun, the Company's Chief Executive Officer and gave Xingtai Shenrui a cash deposit in the amount of $15,244,809 in connection with this order. The order was subsequently cancelled and the cash deposit was returned in full by August 4, 2010.

Due to related party

The Company purchases gas and other utilities used in the production of steel wire, from Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer.Due to related party related to such utilities was summarized as follows:

	December 31,	December 31,
	2010	2009
Xingtai Longhai Steel Group Co., Ltd.	$1,531,755	$-

Related party transactions

Revenue

Revenue from the sale of steel wire to Longhai Metal in the years ended December 31, 2010 and 2009, was Nil and $3,955,563, respectively.

In addition, during the years ended December 31, 2010 and 2009, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $4,703,287 and $3,688,573, respectively. Revenue from the sale of steel wire to Xingtai Shenrui during the years ended December 31, 2010 and 2009, was $15,450,433 and Nil, respectively. These amounts are included in the Company's income statement as net revenue.

Expenses

During the years ended December 31, 2010 and 2009, the Company purchased gas and other utilities from the Longhai Group in the amount of $5,267,131 and $11,661,547, respectively.

In addition, the Longhai Group rents office and workshop space to the Company. Rent expense for the years ended December 31, 2010 and 2009 was $28,593 and $28,334, respectively.

NOTE 8 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2010 and 2009, the accounts payable, advances from customers and accrued liabilities of the Company were summarized as follows:

	December 31, 2010	December 31, 2009
Accounts payable	$8, 355,457	$15,536,226
Advances from customers	15,692,067	33,245,360
Income tax payable	5,701,872	2,325,984
Accrued liabilities and other payables:
– payroll payable	198,171	97,894
– Accrued utility	103,096	-
– customer deposits	801,790	2,923,634
– payable for equipment purchased by related party	1,004,907	2,119,889
– others	102,012	28,291
Subtotal of accrued expenses and other payables	$2,209,976	$5,169,708

NOTE 9 - INCOME TAX

The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Current deferred tax assets:
Cost of revenue on goods delivered but not invoiced	-	161,673
Expenses deductible in next year	74,976	31,547
Total current deferred tax assets	74,976	193,220

Total deferred tax assets	$74,976	$193,220

	December 31,	December 31,
	2010	2009
Current deferred tax liabilities:
Tax on financing service not invoiced to related party	-	1,365,401
Total current deferred tax liabilities	-	1,365,401

Non-current deferred tax liabilities:
Depreciation of fixed assets	$170,686	$190,351
Total deferred tax liabilities	$170,686	$1,555,752

Net current deferred tax liabilities	-	1,172,181
Net current deferred tax assets	74,976	-
Net non-current deferred tax liabilities	170,686	190,351

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

	2010		2009
US statutory rates	34.0%		34.0%
Tax rate difference	(9.2%	)	(9.0%	)
Valuation allowance	1.0%		-

Tax per financial statements	25.8%		25.0%

NOTE 10– SHAREHOLDERS’ EQUITY

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

NOTE 11– STOCK OPTION PLAN

On April 1, 2010, the Company granted a newly appointed executive officer a 5-year option to purchase 200,000 shares of the Company’s common stock. According to the stock option agreement, the option has a per share exercise price equal to $6.00 on a cash exercise basis. Half of the options are immediately exercisable and one-fourth will vest on each anniversary date of the grant over the next two years.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.63% based upon United States Treasury yields in effect at the time of the grant, (2) expected term of 2.875 years based upon simplified calculations due to the limited period of time the Company’s equity shares have been publicly traded, (3) expected volatility of 88%, and (4) zero expected dividends. The calculated fair value of the grant at grant date was $664,328. No stock options were exercised during the year ended December 31, 2010.

NOTE 12 – COMMITMENTS AND CONTINGECIES

Social insurance for employees

According to the prevailing laws and regulations of the PRC, the Company is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, the Company does not need to provide all employees with such social insurances, and has paid the social insurances for the Company’s employees who have completed three months’ continuous employment with the Company.

In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

Tax issues

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

NOTE 13 - OPERATING RISKS

(a) Country risk

Currently, the Company’s revenues are primarily derived from the sale of steel wire to customers in the People’s Republic of China (“PRC”). The Company hopes to expand its operations to other countries, however, such expansion has not commenced and there is no assurance that the Company will be able to achieve such expansion. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

In addition to competing with other manufacturers of steel wires, the Company competes with larger PRC companies which have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These PRC companies may be able to offer products at a lower price. There can be no assurance the Company will remain competitive should this occur.

(c) Exchange risk

The Company can not guarantee the Renminbi, US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

(e) Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of December 31, 2010 and believes its exposure to interest rate risk is not material.

NOTE 14 - MAJOR CUSTOMERS AND MAJOR VENDORS

The Company generated 35.6 percent and 39.0 percent of its revenues from five customers during the years ended December 31, 2010 and 2009 respectively.

The Company incurred 76.3 percent of its total purchases to three vendors during the year ended December 31, 2010. And the Company incurred 91.0 percent of its total purchases to three vendors during the year ended December 31, 2009.

NOTE 15 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The condensed parent company financial statements have been prepared in accordance with SEC Rule 12-04, Schedule I of RegulationS-X, as the restricted net assets of the subsidiaries of Longhai Steel Inc. exceed 25% of the consolidated net assets of Longhai Steel Inc. The ability of the Company’s Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because substantially all of the Company’s operations are conducted in China and a substantial majority of its revenues are generated in China, a majority of the Company’s revenue being earned and currency received are denominated in RMB. RMB is subject to the exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

LONGHAI STEEL INC. (FORMERLY ACTION INDUSTRIES, INC.)
CONDENSED PARENT COMPANY BALANCE SHEETS

December 31, 2010
ASSETS
Investment in subsidiaries, at equity in net assets	$44,319,440
Total Assets	$44,319,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Total Liabilities	$-

STOCKHOLDERS' EQUITY
Common Stock, .001 par value, 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000
Additional Paid-in Capital	3,173,897
Statutory reserve	1,475,198
Accumulated other comprehensive income	2,166,544
Retained earnings	37,493,801
Total Stockholder's Equity	$44,319,440

Total Liabilities & Stockholders' Equity	$44,319,440

LONGHAI STEEL INC. (FORMERLY ACTION INDUSTRIES, INC.)
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

For Year Ended
December 31, 2010

General and administrative expenses	$519,006
Interest expense
Total Expenses	519,006

Equity in undistributed income of subsidiaries	11,854,669
Net income	$11,335,663

LONGHAI STEEL INC. (FORMERLY ACTION INDUSTRIES, INC.)
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

For Year Ended
December 31, 2010
Cash flows from operating activities:
Net income	$11,335,663
Depreciation	-
Stock-based compensation	519,006
Inventory	-
Accounts payable	-
Due to related parties	-
Accrued expenses	-
Equity in undistributed income of subsidiaries	(11,854,669)
Net Cash Used in Operating Activities	-

Cash flows from investing activities:
Net Cash Used in Investing Activities	-

Cash flows from financing activities:
Net Cash Used in Financing Activities	-

Effect of foreign exchange rate on cash	-
Net increase / (decrease) in cash and cash equivalents	-

Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$-

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of March 26, 2010, among Action Industries, Inc., Kalington Limited, the shareholders of Kalington Limited, Goodwin Ventures, Inc. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
3.1	Articles of Incorporation [incorporated by reference to Exhibit 3.1 of the Form SB-2 filed by the Company on February 8, 2007]
3.2	Amended and Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.2 of the Form SB-2 filed by the Company on February 8, 2007]
3.3	Certificate of Amendment [incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 filed by the Company on July 20, 2010]
3.4	Bylaws, as amended [incorporated by reference to Exhibit 3.2 of the Form SB-2 filed by the Company on February 8, 2007, as amended by Exhibit 3.2 to the current report on Form 8-K filed by the Company on March 25, 2010]
3.5	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Nevada Secretary of State on March 25, 2010 [incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
4.1	Specimen Unit Certificate [incorporated by reference to Exhibit 4.1 of the Amendment to Registration Statement on Form S-1 filed by the Company on December 17, 2010]
4.5	Specimen common stock certificate [incorporated by reference to Exhibit 4.5 of the Amendment to Registration Statement on Form S-1 filed by the Company on November 9, 2010]
4.6	Warrant Agreement with attached form of warrant [incorporated by reference to Exhibit 4.6 of the Amendment to Registration Statement on Form S-1 filed by the Company on December 17, 2010]
10.1	Purchase Agreement for Steel Billet by and between Xingtai Longhai Steel Wire Ltd. and Xingtai Longhai Steel Group Ltd., dated October 1, 2008 [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.2	Lease Agreement, as amended, between Xingtai Longhai Steel Wire Co. Ltd and Xingtai Longhai Steel Group Co. Ltd., dated October 1, 2008, as amended [incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.3	Form of Wire Purchase and Sales Contract [incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.4	Consulting Services Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.5	Operating Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.5 of the Current Report on Form 8- K, as filed by the Company March 26, 2010]
10.6	Proxy Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.6 of the Current Report on Form 8- K, as filed by the Company March 26, 2010]
10.7	Option Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.7 of the Current Report on Form 8- K, as filed by the Company March 26, 2010]
10.8	Equity Pledge Agreement dated March 19, 2010 between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
10.9	Employment Agreement, between Longhai Steel Inc. (formerly, Action Industries, Inc.) and Dr. Eberhard Kornotzki [incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 filed by the Company on July 20, 2010]
10.10	Independent Director Agreement, dated November 18, 2010, by and between Longhai Steel Inc. and Michael Billings [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed by the Company November 30, 2010]
10.11	Independent Director Agreement, dated November 18, 2010, by and between Longhai Steel Inc. and Jean Kester [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, as filed by the Company November 30, 2010]

10.12	[Independent Director Agreement, dated November 23, 2010, by and between Longhai Steel Inc. and Basil Hwang [incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, as filed by the Company November 30, 2010]]
10.13	Employment Agreement, between Longhai Steel Inc. (formerly, Action Industries, Inc.) and Chaojun Wang [incorporated by reference to Exhibit 10.11 of the Amendment to Registration Statement on Form S-1 filed by the Company on September 8, 2010]
10.14	English translation of Lease Agreement, dated October 12, 2010, between Longhai Steel Inc. and Longhai Steel Group [incorporated by reference to Exhibit 10.12 of the Amendment to Registration Statement on Form S-1 filed by the Company on November 9, 2010]
10.15	Form of Lock-up Agreement with directors, officers and 5% holders [incorporated by reference to Exhibit 10.13 of the Amendment to Registration Statement on Form S-1 filed by the Company on November 9, 2010]
10.16	Form of Lock-up Agreement with certain shareholders [incorporated by reference to Exhibit 10.14 of the Amendment to Registration Statement on Form S-1 filed by the Company on November 9, 2010]
10.17	Form of Make Good Escrow Agreement [incorporated by reference to Exhibit 10.17 of the Amendment to Registration Statement on Form S-1, as filed by the Company on December 20, 2010]
14	Code of Ethics, adopted on July 19, 2010 [incorporated by reference to Exhibit 14 of the current report on Form 8-K filed by the Company on July 20, 2010].
21	Subsidiaries of the Company [incorporated by reference to Exhibit 21 of the Current Report on Form 8-K, as filed by the Company March 26, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.