Form 10-K/A
period 2010-12-31
Longhai Steel Inc.
filed 2011-04-08
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amendment") solely to correct the disclosures regarding the Nasdaq listing of our common stock in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the "Original Filing").

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not reflect events occurring after such Original Filing or modify or update the disclosures contained therein, including the exhibits thereto, affected by subsequent events. Therefore, this Amendment should be read in conjunction with the Original Filing and our other reports filed with the Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board, under the symbol "ACTN." The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares by the OTC Bulletin Board may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We are submitting an application to list our common stock on a national exchange under the symbol "LHAI," however, we cannot assure you that we will be able to successfully be listed on a national exchange, or that we will be able to maintain such listing.

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

General and Administrative Expenses. Our general and administrative expenses increased $1.3 million to $2.4 million in the year ended December 31, 2010, from $1.1 million in the same period in 2009. Part of the increase is due to a stock option granted to an executive valued at $0.5 million. Other general and administrative expenses increased due to increased payments for pension insurance, social insurances and expenses related to the company’s preparation for a securities offering and for the trading of its common shares on a national exchange.

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

Our employment agreements with our executives provide the amount of each executive officer’s salary and establish their eligibility to receive a bonus. Mr. Chaojun Wang’s employment agreement provides for an annual salary of RMB 120,000 (approximately $17,700), commencing June 1, 2010. Dr. Kornotzki’s employment agreement with the Company, dated April 1, 2010, provides for a salary of $2,000 per month and a five-year option to purchase up to 200,000 shares of the Company’s Common Stock on a cash exercise basis at an exercise price of $6.00 per share, with 50% immediately vested and the remaining 50% to vest in two equal portions on March 31, 2011 and on March 31, 2012, respectively. Dr. Kornotzki’s cash compensation will be doubled to $4,000 per month going forward, if the Company obtains its first financing and completes the listing of its Common Stock for trading on a national exchange. Other than the salary and necessary social benefits required by the government, which are defined in the employment agreements, we currently do not provide other benefits to our officers at this time. Dr. Kornotzki’s employment agreement is scheduled to expire on March 31, 2012, but may be terminated by the Company or without cause with 30 days’ prior written notice. In the event that the Company desires to terminate Dr. Kornotzki without cause, any unvested portion of his stock options will automatically vest and be exercisable on the termination date and will remain exercisable until the options expire.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2010, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

Compensation of Directors

Our independent directors each entered into our form of independent director agreement, effective on November 18, 2010 for Mr. Billings and Ms. Kester and on November 23 for Mr. Hwang pursuant to which they receive as compensation 5,000, 7,500, and 5,000 restricted shares per annum respectively, vesting semi-annually, commencing on the 6-month anniversary of our listing on a national exchange. None of the independent directors was compensated in the fiscal year 2010. Mr. Hwang resigned from the board on January 21, 2011 and therefore is no longer entitled to compensation. On March 14, 2011, the board appointed Mr. Mayersohn to fill the vacancy created by the resignation of Mr. Hwang. His compensation is going to be 6,000 restricted shares per year, vesting semi-annually as per above, however the first 3,000 restricted shares shall vest immediately unless Mr. Mayersohn terminates his board engagement for reasons attributable to him. Our executive directors, Mr. Wang and Dr. Kornotzki will receive compensation only in their capacities as officers.

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

Date: April 8, 2011

LONGHAI STEEL INC.

By: /s/ Chaojun Wang
       Chaojun Wang
       Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaojun Wang	Chairman of the Board and Chief Executive Officer	April 8, 2011
Chaojun Wang	(Principal Executive Officer)

/s/ Eberhard Kornotzki	Chief Financial Officer and Director	April 8, 2011
Eberhard Kornotzki	(Principal Financial and Accounting Officer)

/s/ Michael Billings	Director (Independent)	April 8, 2011
Michael Billings

/s/ Jean Kester	Director (Independent)	April 8, 2011
Jean Kester

/s/ Joel D. Mayersohn	Director (Independent)	April 8, 2011
Joel D. Mayersohn

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.