Form 10-Q
period 2011-03-31
Longhai Steel Inc.
filed 2011-05-16
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-35017

LONGHAI STEEL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	11-3699388
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

No. 1 Jingguang Road, Neiqiu County
Xingtai City, Hebei Province 054000
People’s Republic of China
(Address of principal executive offices, Zip Code)

(+86) 319-686-1111
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,000,418

LONGHAI STEEL INC.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LONGHAI STEEL INC. AND SUBSIDIARIES
CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2011 AND 2010

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Income and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-16

LONGHAI STEEL INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$591,259	$293,445
Accounts receivable, net	60	908,327
Inventory, net	22,258,412	8,500,770
Advance to suppliers	27,166,697	36,690,325
Tax receivable	22,849	276,638
Prepaid expenses	57,922	10,465
Notes receivable	14,306,800	226,867
Other current assets	8,187,558	6,350,750
Current deferred tax assets	140,135	74,976
Total current assets	72,731,692	53,332,563

Property, plant and equipment, net	24,019,495	24,648,690
Construction in progress	39,513	-
TOTAL ASSETS	$96,790,700	$77,981,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$21,883,658	$8,355,457
Advance from customers	20,161,998	15,692,067
Income tax payable	5,665,591	5,701,872
Accrued liabilities	2,157,124	2,209,976
Due to related party	173,098	1,531,755
Total current liabilities	50,041,469	33,491,127

Non-current deferred tax liabilities	165,185	170,686
TOTAL LIABILITIES	50,206,654	33,661,813

STOCKHOLDERS'S EQUITY

Common Stock, .001 par value, 100,000,000 shares authorized, 10,000,000 shares and 9,850,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	3,236,178	3,173,897
Statutory reserve	1,475,198	1,475,198
Accumulated other comprehensive income	2,455,200	2,166,544
Retained earnings	39,407,470	37,493,801
TOTAL STOCKHOLDERS’ EQUITY	46,584,046	44,319,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,790,700	$77,981,253

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Revenue	$126,315,862	$105,976,651
Cost of revenue	(122,369,415)	(101,932,251)
Gross profit	3,946,447	4,044,400

General and administrative expenses	(794,967)	(151,281)
Income from operations	3,151,480	3,893,119

Interest income	1,549	620
Interest expense	(572,380)	(52,331)
Other expenses	(6,843)	(1,076)
Total other income and expenses	(577,674)	(52,787)

Income before income taxes	2,573,806	3,840,332
Income tax expense	(660,137)	(960,543)

Net income	$1,913,669	$2,879,789

Net Income per share – basic and diluted	$0.19	$0.29

Weighted average shares outstanding – basic and diluted	10,000,000	9,860,000

Comprehensive Income
Net income	$1,913,669	$2,879,789
Other comprehensive income	288,656	4,977
Comprehensive income	$2,202,325	$2,884,766

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,913,669	$2,879,789
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	782,813	749,831
Deferred tax assets / liabilities	(71,078)	3,036,120
Stock option expenses	62,281	-
Changes in operating assets and liabilities:
Accounts receivable	911,601	(16,037,159)
Inventory	(13,667,935)	(11,985,713)
Advance to suppliers	9,729,725	(14,275,377)
Prepaid expenses and other current assets	(1,839,241)	(8,348,974)
Tax receivable	254,865	1,580,187
Due to / from related parties	(876,783)	-
Accounts payable	13,440,013	(7,902,762)
Accrued liabilities	495,955	3,091,327
Advance from customers	4,359,333	8,181,070
Income tax payable	(72,103)	(2,476,695)
CASH PROVIDED BY OPERATING ACTIVITIES	15,423,115	(41,508,356)

Cash flows from investing activities:
Cash received from related parties		42,387,269
Cash paid for fixed assets purchased by related party	(561,948)	-
Cash advance to third parties	-	(737,262)
Purchase of notes receivable	(14,041,500)	-
Purchase of property and equipment	(39,410)	(46,761)
CASH USED IN INVESTING ACTIVITIES	(14,642,858)	41,603,246

Cash flows from financing activities:
Cash advance from related parties	11,688,341	-
Cash repayment to related parties	(12,176,549)	-
Financing cost on fixed assets purchase	-	-
CASH USED IN FINANCING ACTIVITIES	(488,208)	-
Effect of exchange rate changes on cash	5,765	(14)
Net (decrease) increase in cash and cash equivalents	297,814	94,876

Cash and cash equivalents, beginning balance	293,445	116,540
Cash and cash equivalents, ending balance	$591,259	$211,416

SUPPLEMENTARY DISCLOSURE:
Interest paid	$572,391	$51,053
Income tax paid	$805,434	$401,113

The accompanying notes are an integral part of these consolidated financial statements

LONGHAI STEEL INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

By virtue of its ownership in Kalington, the Company also owns Kalington Consulting, which is a wholly foreign owned subsidiary of Kalington and effectively and substantially controls Longhai, a leading producer of steel wire products in northeastern China, through a series of captive agreements known as variable interest agreements (the “VIE Agreements”) with Kalington Consulting.

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

Kalington was established on November 5, 2009 in Hong Kong to serve as an intermediate holding company. Chaojun Wang currently serves as the director of Kalington. Kalington Consulting was established in the PRC on March 18, 2010, and is 100% owned by Kalington. On March 5, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Kalington Consulting. Chaojun Wang serves as the executive director of Kalington Consulting. Longhai, our operating VIE, was established in the PRC on August 26, 2008, as a result of the carve-out of the division of the Longhai Steel Group, for the purpose of engaging in the production of steel wire. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai. Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner), an entity in which Dr. Eberhard Kornotzki, our Chief Financial Officer, has a beneficial interest, and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group.

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

On March 18, 2010, prior to the reverse acquisition transaction, Mr. Wang entered into a call option agreement, the Merry Success Option Agreement, with Jinhai Guo, the sole shareholder of Merry Success Limited, pursuant to which Mr. Wang has the right to acquire up to 100% of the shares of Merry Success Limited for fixed consideration within the next three years. The Merry Success Option Agreement also provides that Mr. Guo shall not dispose any of the shares of Merry Success Limited without Mr. Wang’s consent. As a result of the Merry Success Option Agreement, Chaojun Wang, our Chief Executive Officer, beneficially owns a majority of our capital stock and voting power, as well as of Longhai and the Longhai Steel Group. Because of the common control between Kalington, Kalington Consulting and Longhai, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities based on FASB rules on business combinations and transactions among entities under common control. The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financials.

Prior to the reverse acquisition of Kalington, the Company was primarily in the business of providing prepaid long distance calling cards and other telecommunication products, was in the development stage, and had not commenced planned principal operations. As a result of our reverse acquisition of Kalington, the Company was no longer a shell company and active business operations were revived.

All of the Company’s business operations are now conducted through its Hong Kong and Chinese subsidiaries, Kalington and Kalington Consulting, respectively, and controlled affiliate, Longhai. The Company’s principal business is the production of steel wire ranging from 6.5mm to 10mm in diameter. The Company operates two wire production lines which have a combined annual capacity of approximately 900,000 metric tons per year. The Company’s products are sold to a number of distributors who transport the wire to nearby wire processing facilities. The Company’s wire is then further processed by third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing. The Company’s facilities and head office are located in the town of Xingtai in southern Hebei Province.

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

Longhai leases a five-story office space and the building which houses our production facilities from the Longhai Steel Group. Until 2008, Longhai purchased 100% of its steel billet directly from the Longhai Steel Group. Since 2009, Longhai has purchased steel billet from third party vendors. Steel Billet is the principal raw material used in our production of steel wire. Longhai also purchases production utilities from the Longhai Steel Group.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated financial statements in this report should be read in conjunction with the December 31, 2010 audited financial statements of the Company and the notes thereto included. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates and the volatility of public markets.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of as of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables. The Company operates principally in the PRC and grants credit to some of its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income/(loss). Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. During the periods presented, other comprehensive income includes cumulative translation adjustment from foreign currency translation.

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

The balance sheet amounts at March 31, 2011, with the exception of shareholders' equity, were translated at the exchange rate of 6.5701 RMB to the U.S. $1.00 compared to the exchange rate of 6.6118 RMB to the U.S. $1.00 at December 31, 2010. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2011 and 2010 were 6.5987 RMB and 6.83604 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $2,455,200 and $2,166,544 as of March 31, 2011 and December 31, 2010, respectively.

Cash and Cash Equivalents

For Statement of Cash Flow purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with original maturity of three months or less, when purchased, to be cash and cash equivalents. The Company maintains cash with various banks and trust companies located in China. Cash accounts are not insured or otherwise protected. Should any bank or trust company holding cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash on deposit with that particular bank or trust company.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of March 31, 2011 and December 31, 2010, the accounts receivable were $60 and $908,327, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requires; or decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. Historically, the actual net realizable value has been close to management’s estimate. There was no allowance for inventory impairment as of March 31, 2011 and December 31, 2010.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For the three months ended March 31, 2011 and 2010, the Company performed an annual impairment review of long-lived assets and concluded that there was no impairment loss for long-term investments.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”, previously SFAS No. 109. Under this method, deferred income taxes are recognized for the estimated tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts and each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. The provision for income taxes represents current taxes payable net of the change during the period in deferred tax assets and liabilities.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates. As of March 31, 2011, the stock options issued to the Company’s executive were anti-dilutive and excluded from the calculation of diluted earnings per share. As of March 31, 2011 and December 31, 2010, the Company does not have any dilutive securities.

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

· Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2011 are as follows:

	Carrying value	Active markets	Significant other	Significant
		for identical	observable inputs	Unobservable
		assets		Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$591,259	$591,259	-	-

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivable, other receivables, accounts payable, notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

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

NOTE 3 - INVENTORY

Inventory as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Raw material	$526,757	$235,152
Finished goods	19,945,921	6,423,029
Auxiliary inventory (spare parts)	1,785,734	1,842,589

Total inventory	$22,258,412	$8,500,770

NOTE 4 - ADVANCE TO SUPPLIERS AND NOTES RECEIVABLE

	March 31, 2011	December 31, 2010

Advance to suppliers	$27,166,697	$36,690,325
Notes receivable	14,306,800	226,867

Advance to suppliers represents amounts prepaid for raw materials. The advances are applied against amounts due to the supplier as the materials are received.

Notes receivable represents bank acceptance bills that were not redeemed at the bank as of March 31, 2011. The Company uses bank acceptance bills regularly as method of payment between the Company and its customers. The Company has an internal policy requiring most bank acceptance bills to be redeemed by the end of each calendar year. However, there is no such requirement regarding the end of quarter.

NOTE 5 – OTHER CURRENT ASSETS

As of March 31, 2011 and December 31, 2010, there were $8,187,558 and $6,350,750 unverified input VAT that represents input VAT amounts that were pending verification by the local tax bureau. These balances were fully verified and offset against output VAT in April and January 2011 respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2011and December 31, 2010, property, plant and equipment consisted of the following:

	March 31, 2011	December 31, 2010
Plant and building	$7,770,435	$7,721,664
Machinery and equipment	20,140,532	20,014,123
Office furniture and equipment	8,741,672	8,686,807
Transportation equipment	97,600	96,988

Total property, plant and equipment	36,750,239	36,519,582
Less: accumulated depreciation	(12,730,744)	(11,870,892)

Total property, plant and equipment, net	$24,019,495	$24,648,690

Depreciation for the three months ended March 31, 2011 and 2010 was $782,813 and $749,831, respectively.

NOTE 7 - RELATED PARTY BALANCE AND TRANSACTIONS

Due to related parties

As of March 31, 2011 and December 31, 2010, due to related parties was summarized as follows:

	March 31, 2011	December 31, 2010
Xingtai Longhai Steel Group Co., Ltd.	$173,098	$1,531,755

The Company purchases gas and other utilities used in the production of steel wire, from Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer. As of March 31, 2011 and December 31, 2010, accounts payable related to the purchase of such utilities were $173,098 and $1,531,755, respectively.

The Company offered customers sales discounts in return for cash deposits. These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd. In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of Nil and $1,527,203 in the three months ended March 31, 2011 and 2010, respectively. The Company recorded these reimbursements as earned finance income which is included in net revenue.

During normal operations, the Company incurs short-term borrowing from its related parties. These borrowings do not bear interest and the Company normally repays the amount within a short period of time. During the three months ended March 31, 2011 and 2010, the Company borrowed $9,563,400 and Nil from and repaid $10,613,297 and Nil to Xingtai Longhai Steel Group Co., Ltd., respectively. During the three months ended March 31, 2011 and 2010, the Company borrowed from Shenrui Trading Company (“Xingtai Shenrui”), a related party under indirect control of Mr. Wang Chaojun, the Company's Chief Executive Officer, $2,125,000 and Nil, respectively. As of March 31, 2011, the Company has repaid the entire amount borrowed from Xingtai Shenrui.

Related party transactions

Revenue

During the three months ended March 31, 2011 and 2010, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $1,849,947 and $1,128,405, respectively. These amounts are included in the Company's income statement as net revenue.

Revenue from the sale of steel wire to Xingtai Shenrui in the three months ended March 31, 2011 and 2010 was Nil and $15,450,433, respectively.

Expenses

During the three months ended March 31, 2011 and 2010, the Company purchased gas and other utilities from the Longhai Group in the amount of $972,966 and $2,573,640, respectively.

In addition, the Longhai Group rents office and workshop space to the Company. Rent expense for the three months ended March 31, 2011 and 2010 was $7,356 and $7,089, respectively.

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2011 and December 31, 2010, the accounts payable, unearned revenue and accrued liabilities of the Company were summarized as follows:

	March 31, 2011	December 31, 2010
Accounts payable	$21,883,658	$8,355,457

Unearned revenue	20,161,998	15,692,067

Accrued liabilities and other payables:
– payroll payable	259,282	198,171
– Accrued utility	-	103,096
– customer deposits	1,108,712	801,790
– payable for equipment purchased	447,825	1,004,907
– others	341,305	102,012
Subtotal of accrued expenses and other payables	$2,157,124	$2,209,976

NOTE 9 - INCOME TAX

Longhai is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Current deferred tax assets:
Expenses deductible in next year	140,135	74,976
Total current deferred tax assets	140,135	74,976

Total deferred tax assets	$140,135	$74,976

	March 31, 2011	December 31, 2010
Non-current deferred tax liabilities:
Depreciation of fixed assets	$165,185	$170,686
Total deferred tax liabilities	$165,185	$170,686

Net current deferred tax liabilities	-	-
Net current deferred tax assets	140,135	74,976
Net non-current deferred tax liabilities	165,185	170,686

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011		2010
US statutory rates	34.0%		34.0%
Tax rate difference	(9.2%	)	(9.0%	)
Valuation allowance	0.9%		-

Tax per financial statements	25.7%		25.0%

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.63% based upon United States Treasury yields in effect at the time of the grant, (2) expected term of 2.875 years based upon simplified calculations due to the limited period of time the Company’s equity shares have been publicly traded, (3) expected volatility of 88%, and (4) zero expected dividends. The calculated fair value of the grant at grant date was $664,328. No stock options were exercised during the three months ended March 31, 2011.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Social insurance for employees

According to the prevailing laws and regulations of the PRC, the Company is required to cover its employees with medical, retirement and unemployment insurance programs. The Company fully complies with these laws and regulations and has ensured all employees are properly covered.

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

• Country risk

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

• Products risk

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

• Exchange risk

The Company cannot guarantee that the Renminbi - U.S. Dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods based on Renminbi and post higher or lower profit in U.S. Dollars depending on this exchange rate. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

• Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

• Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of March 31, 2011 and believes its exposure to interest rate risk is not material.

NOTE 14 - MAJOR CUSTOMERS AND MAJOR VENDORS

The Company generated 59.9 percent and 60.4 percent of its revenues from five customers during the three months ended March 31, 2011 and 2010 respectively.

The Company incurred 78.5 percent of its total purchases from three vendors during the three months ended March 31, 2011, and 83.5 percent during the three months ended March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  “we,” “us,” “our,” or the “Company” refers to the combined business of Longhai Steel and its consolidated subsidiaries;

  “Longhai Steel” refers to Longhai Steel Inc., a Nevada corporation;

  “Longhai” refers to Xingtai Longhai Wire Rod Co. Ltd., a PRC company;

  “Kalington” refers to Kalington Limited, a Hong Kong company;

  “Kalington Consulting” refers to Xingtai Kalington Consulting Service Co., Ltd., a PRC company;

  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “MT” refers to metric tons;

  “PRC” and “China” refer to the People’s Republic of China;

  “SEC” refers to the Securities and Exchange Commission;

  “Securities Act” refers to the Securities Act of 1933, as amended;

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” refer to the legal currency of China;

  “U.S. dollars,” “dollars” and “$”refer to the legal currency of the United States; and

  “VIE” refers to variable interest entity.

Overview of our Business

Through our PRC operating variable interest entity, or VIE, Longhai, we are a manufacturer of steel wire products in eastern China. We produce steel wire ranging from 6.5 mm to 10 mm in diameter on two wire production lines which have a combined annual capacity of approximately 0.9 million metric tons (MMT) per year. Our products are sold to a number of distributors who transport the wire to nearby wire processing facilities. Our wire is then further processed by these third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing.

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

First Quarter Financial Performance Highlights

We experienced strong growth in revenues, gross profit, and net income, primarily as a result of the rapid growth in our production and sales volume. The following summarizes certain key financial information for the first quarter of 2011:

  Sales Revenue: Sales revenue increased $20.34 million, or 19.2%, to $126.32 million for 2011 from $105.98 million for 2010.

  Gross Profit: Gross profit decreased $0.98 million to $3.95 million in the period ended March 31, 2011 from $4.04 million in the same period in 2010.

  Net Income attributable to the Company’s common stockholders: Net income decreased $0.97 million, or 33.6%, to $1.91 million for 2011, from $2.88 million for 2010.

  Basic and fully diluted earnings per share: Basic and fully diluted earnings per share were $0.19 for 2011, compared with $0.29 for 2010.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)

The following table shows key components of our results of operations during the three months ended March 31, 2011 and 2010, in both dollars and as a percentage of our total sales.

	Three Months Ended		Three Months Ended
	31-Mar-11		31-Mar-10
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$126,315,862		105,976,651
Cost of sales	(122,369,415)	96.9%	(101,932,251)	96.2%
Gross profit	3,946,447	3.1%	4,044,400	3.8%
General and administrative expenses	(794,967)	0.6%	(151,281)	0.1%
Income from operations	3,151,480	2.5%	3,893,119	3.7%
Income before income tax	2,573,806	2.0%	3,840,332	3.6%
Income tax expense	(660,137)	0.5%	(960,543)	0.9%
Net income	1,913,669	1.5%	2,879,789	2.7%
Other comprehensive income	288,656	0.2%	4,977	0.0%
Comprehensive income	$2,202,325	1.7%	2,884,766	2.7%

Net Revenues Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $126.32 million in the period ended March 31, 2011 from $105.98 million in the same period in 2010, representing a 19.2% increase. This increase was due to a period over period increase in our revenue per ton of wire sold of 20.4%, due primarily to an increase in average wire prices. Our tons sold decreased from 218,168MT to 210,880MT, representing a period over period decrease of 3.3% .

Cost of Sales Our cost of sales increased $20.44 million, or 20.0%, to $122.37 million in the period ended March 31, 2011, from $101.93 million in the same period in 2010. The cost of sales as a percentage of revenues increased from 96.2% to 96.9% between the periods. Our cost of sales is largely dictated by movements in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold increased 20.0% period over the period.

Gross Profit and Gross Margin Our gross profit decreased $0.1 million to $3.95 million in the period ended March 31, 2011 from $4.04 million in the same period in 2010. Gross margin declined from 3.8% for the period ended March 31, 2010 to 3.1% for the period ended March 31, 2011. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase prices and wire sales prices discussed above, as billet prices increased more than wire prices.

General and Administrative Expenses Our general and administrative expenses increased $0.64 million to $0.79 million in the period ended March 31, 2011, from $0.15 million in the same period in 2010. The increase was due to expenses related to audit, legal, consulting and travel expenses associated with Longhai’s public offering.

Income Before Income Taxes Our income before income taxes decreased to $2.57 million in the period ended March 31, 2011 from $3.84 million in the same period in 2010. This decrease was due to a decrease in our gross profit and an increase in our general and administrative expenses as discussed above. In addition, we experienced higher interest expenses in association with increased use of bank acceptance bills.

Bank acceptance bills are common instruments used by companies in China to secure credit terms from their suppliers. These instruments feature a local bank guarantee of the payment risk, which is provided for a fee. In these arrangements, a company and a bank enter into a bank acceptance agreement pursuant to which the bank agrees to accept and pay when due the company's bills payable to the supplier. Cashing in such bank acceptance bills before they mature enables us to purchase more steel billet, our main production input, at a discount. The discounts are greater than the cost of cashing in said bank acceptance bills early.

Income Tax. Income tax decreased to $0.66 million in the period ended March 31, 2011 from $0.96 million in the same period in 2010 as we had lower taxable income at our Chinese operating entity.

Net Income. In the period ended March 31, 2011, we generated net income of $1.91 million, compared to $2.88 million in the same period in 2009. This decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $591,259, consisting primarily of cash on hand and demand deposits. The following table provides detailed information about our net cash flows for the period ended March 31, 2011. To date, we have financed our operations organically and through cash flows from equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Three Months Ended
	March 31,
	2011	2010

Net cash provided by (used in) operating activities	$15,423,115	(41,508,356)
Net cash provided by (used in) investing activities	(14,642,858)	41,603,246

Net cash provided by (used in) financing activities	(488,208)	0
Effect of exchange rate changes on cash	5,765	(14)

Net increase (decrease) in cash and cash equivalents	297,814	94,876

Cash and cash equivalents at beginning of the year	293,445	116,540
Cash and cash equivalents at end of the year	591,259	211,416

Operating activities

Net cash provided by operating activities was $15.42 million for the period ended March 31, 2011, as compared to net cash used in operating activities of $41.50 million for the same period in 2010.

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

Management determined to eliminate this type of related party transactions and instead conduct business with the Longhai Steel Group on an arms-length basis as of the second quarter of 2010. This action required that the loan granted to Longhai Steel Group be repaid. This resulted in an increase of approximately $43 million in operating cash that was accompanied by a matching increase in cash from financing activities.

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

Investing activities

Net cash used in investing activities for the period ended March 31, 2011 was $14.64 million, as compared to net cash provided in investing activities of $41.60 million during the same period of 2010. This decrease in cash used in investing activities was mainly due to no payment to related parties and advances to others.

Financing activities

Net cash used by financing activities for the period ended March 31, 2011 was $0.49 million, as compared to zero activities during the same period of 2010. The cash outflow in financing activities for the quarter ended March 31, 2010 mainly consisted of payment to related party as discussed above.

Other than a lease contingent on the completion of a wire facility, we have no material commitments for capital expenditures.

We believe that our cash on hand and cash flows from operations will meet our present cash needs, but we may require additional cash resources to implement our expansion through the acquisition of additional facilities. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. On July 20, 2010, we filed a registration statement with the SEC in order to be able to issue additional common stock at a proposed maximum aggregate offering price of 20 million U.S. Dollars for the purpose of expanding our business through acquisitions and to better meet our working capital needs.

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

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the period ended March 31, 2011 or the period ended March 31, 2010.

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

The balance sheet amounts at March 31, 2011, with the exception of shareholders' equity, were translated at the exchange rate of 6.5501 RMB to the 1.00 U.S. dollar compared to the exchange rate of 6.8161 RMB to the 1.00 U.S. dollar at March 31, 2010. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2011 and 2010 was 6.5713 RMB and 6.8193 RMB to the 1.00 U.S. dollar, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $288,656 and $4,977 as of March 31, 2011 and March 31, 2010, respectively.

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

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On May 10, 2011, the RMB traded at 6.4866 to the U.S. dollar.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chaojun Wang, and Chief Financial Officer, Mr. Eberhard Kornotzki, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Wang and Kornotzki, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, our management concluded that we still need to hire qualified accounting personnel and enhance the supervision, monitoring and review of the financial statements preparation processes. Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP. We are actively searching for additional personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules. In addition, we plan to establish an audit committee and appoint qualified committee members to strengthen our internal control over financial reporting.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011	LONGHAI STEEL INC.

	By:	/s/ Chaojun Wang
Chaojun Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dr. Eberhard Kornotzki
Dr. Eberhard Kornotzki, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)