Form 10-Q
period 2011-06-30
Longhai Steel Inc.
filed 2011-08-15
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

____________________________________________________________________
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

Yes [X]             No [_]

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,000,418

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LONGHAI STEEL INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2011 AND 2010

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-15

LONGHAI STEEL INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,922,723	$293,445
Accounts receivable, net	-	908,327
Inventory, net	7,674,554	8,500,770
Advance to suppliers	38,047,966	36,690,325
Tax receivable	3,790,732	276,638
Prepaid expenses	42,817	10,465
Notes receivable	11,846,926	226,867
Other current assets	2,217,522	6,350,750
Current deferred tax assets	64,264	74,976
Due from related parties	3,958,874	-
Total current assets	70,566,378	53,332,563

Property, plant and equipment, net	23,657,441	24,648,690
Construction in progress	40,163	-
TOTAL ASSETS	$94,263,982	$77,981,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$18,263,060	$8,355,457
Advance from customers	20,074,953	15,692,067
Income tax payable	4,760,850	5,701,872
Accrued liabilities	1,770,804	2,209,976
Due to related party	-	1,531,755
Total current liabilities	44,869,667	33,491,127

Non-current deferred tax liabilities	161,211	170,686

TOTAL LIABILITIES	45,030,878	33,661,813

STOCKHOLDERS' EQUITY

Common Stock, .001 par value, 100,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	3,319,219	3,173,897
Statutory reserve	1,475,198	1,475,198
Accumulated other comprehensive income	3,234,649	2,166,544
Retained earnings	41,194,038	37,493,801
TOTAL STOCKHOLDERS’ EQUITY	49,233,104	44,319,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,263,982	$77,981,253

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$165,698,776	$128,402,079	$292,014,638	$234,378,730
Cost of revenue	(162,139,025)	(125,556,443)	(284,508,440)	(227,358,937)
Gross profit	3,559,751	2,845,636	7,506,198	7,019,793

Impairment on inventory valuation	-	(46,675)	-	(46,675)
General and administrative expenses	(321,022)	(757,717)	(1,115,989)	(1,038,755)
Income from operations	3,238,729	2,041,244	6,390,209	5,934,363

Interest income	1,705	1,724	3,254	2,344
Interest expense	(828,487)	(271,032)	(1,400,867)	(323,363)
Other expenses	(2,562)	(3,708)	(9,405)	(4,784)
Total other income and expenses	(829,344)	(273,016)	(1,407,018)	(325,803)

Income before income taxes	2,409,385	1,768,228	4,983,191	5,608,560
Income tax expense	(622,817)	(540,668)	(1,282,954)	(1,501,211)

Net income	$1,786,568	$1,227,560	$3,700,237	$4,107,349

Net Income per share – basic and diluted	$0.18	$0.12	$0.37	$0.41
Weighted average shares outstanding – basic and diluted	10,000,000	10,000,000	10,000,000	9,929,558

Comprehensive Income
Net income	$1,786,568	$1,227,560	$3,700,237	$4,107,349
Other comprehensive income	779,449	142,986	1,068,105	147,963
Comprehensive income	$2,566,017	$1,370,546	$4,768,342	$4,255,312

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,700,237	$4,107,349
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,575,802	1,503,341
Deferred tax assets / liabilities	(938)	875,853
Stock option expenses	145,322	394,445
Reserve for inventory obsolescence	-	46,675
Changes in operating assets and liabilities:
Accounts receivable	917,067	(45,951)
Inventory	1,007,228	(648,282)
Advance to suppliers	(512,718)	(27,760,650)
Prepaid expenses and other current assets	4,191,304	(3,610,603)
Tax receivable	(3,462,424)	-
Due to / from related parties	595,657	(15,156,265)
Accounts payable	9,591,099	(5,674,318)
Accrued liabilities	130,061	1,698,099
Advance from customers	3,972,365	6,247,367
Income tax payable	(1,057,433)	(917,665)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,792,629	(38,940,605)

Cash flows from investing activities:
Cash paid for fixed assets purchased by related party	(611,090)	-
Purchase of notes receivable	(11,464,716)	(1,321,858)
Cash lending to related parties	(3,817,500)	-
Purchase of property and equipment	(81,181)	(2,293,350)
CASH USED IN INVESTING ACTIVITIES	(15,974,487)	(3,615,208)

Cash flows from financing activities:
Cash advance from related parties	10,840,420	43,009,101
Cash repayment to related parties	(13,074,044)	-
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,233,624)	43,009,101
Effect of exchange rate changes on cash	44,760	23,110
Net (decrease) increase in cash and cash equivalents	2,629,278	476,398

Cash and cash equivalents, beginning balance	293,445	116,540
Cash and cash equivalents, ending balance	$2,922,723	$592,938

SUPPLEMENTARY DISCLOSURE:
Interest paid	$1,397,670	$322,085
Income tax paid	$2,341,285	$1,542,864

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC. (Formerly Action Industries, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Longhai Steel Inc., a Nevada corporation (formerly Action Industries, Inc.) (“we”, “our” or the “Company”) was originally incorporated under the laws of the State of Georgia on December 4, 1995. On March 14, 2008, the Georgia corporation was merged with and into a newly formed Nevada corporation also named Action Industries, Inc. and all of the outstanding shares of the Georgia corporation were exchanged for shares in the surviving Nevada corporation.

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

Kalington was established on November 5, 2009 in Hong Kong to serve as an intermediate holding company. Chaojun Wangcurrently serves as the directors of Kalington. Kalington Consulting was established in the PRC on March 18, 2010, and is 100% owned by Kalington. On March 5, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Kalington Consulting. Chaojun Wang serves as the executive director of Kalington Consulting. Longhai, our operating VIE, was established in the PRC on August 26, 2008, as a result of the carve-out of the division of the Longhai Steel Group, for the purpose of engaging in the production of steel wire. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai. Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner), an entity owned and controlled by Dr. Eberhard Kornotzki, our Chief Financial Officer, and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2011 and December 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, please read these financial statements and notes to the financial statements together with the audited financials tatements and notes thereto in our Annual Report on Form 10-K of the year ended December 31, 2010. The income statement for the six months ended June 30, 2011 cannot necessarily be used to project results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai for the six months ended June 30, 2011. All significant inter-company accounts and transactions were eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables. The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

The balance sheet amounts at June 30, 2011, with the exception of shareholders' equity, were translated at the exchange rate of 1 RMB to the U.S. $0.1547 compared to the exchange rate of 1 RMB to the U.S. $0.1517 at December 31, 2010. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2011 and 2010 was1 RMB to the U.S. $0.1531 and U.S. $0.1467, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $3,234,649 and $2,166,544 as of June 30, 2011 and December 31, 2010, respectively.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of June 30, 2011 and December 31, 2010, the accounts receivable was Nil and $908,327, respectively.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. Historically, the actual net realizable value has been close to management’s estimate. There was no allowance for inventory impairment as of June 30, 2011 and December 31, 2010.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For the six months ended June 30, 2011 and 2010, the Company performed an annual impairment review of long-lived assets and concluded that there was no impairment loss for long-term investments.

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

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advanced from customers.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates. As of June 30, 2011, the stock options issued to the Company’s executive were anti-dilutive and excluded from the calculation of diluted earnings per share. As of June 30, 2011 and December 31, 2010, the Company does not have any dilutive securities.

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

· Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2011 are as follows:

		Active markets	Significant other	Significant
		For identical	Observable	Unobservable
	Carrying value	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,922,723	$2,922,723	-	-

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

NOTE 3 - INVENTORY

Inventory as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Raw material	$442,960	$235,152
Finished goods	4,562,393	6,423,029
Auxiliary inventory (spare parts)	2,669,201	1,842,589

Total inventory	$7,674,554	$8,500,770

NOTE 4 - ADVANCE TO SUPPLIERS

	June 30, 2011	December 31, 2010
Advance to suppliers	$38,047,966	$36,690,325
Notes receivable	11,846,926	226,867

Advance to suppliers represents amounts prepaid for raw materials. The advances are applied against amounts due to the supplier as the materials are received.

Notes receivable represents bank acceptance bills that were not redeemed at the bank as of June 30, 2011. The Company uses bank acceptance bills regularly as method of payment between the Company and its customers. The Company has an internal policy requiring most bank acceptance bills to be redeemed by the end of each calendar year. However, there is no such requirement regarding the end of quarter.

NOTE 5 – OTHER CURRENT ASSETS

As of June 30, 2011 and December 31, 2010, there was $2,217,522 and $6,350,750 unverified input VAT that represents input VAT amount that were pending verification through local tax bureau. These balances were fully verified and offset against output VAT in July and January 2011 respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2011and December 31, 2010, property, plant and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Plant and building	$7,898,070	$7,721,664
Machinery and equipment	20,471,355	20,014,123
Office furniture and equipment	8,896,103	8,686,807
Transportation equipment	130,442	96,988

Total property, plant and equipment	37,395,970	36,519,582
Less: accumulated depreciation	(13,738,529)	(11,870,892)

Total property, plant and equipment, net	$23,657,441	$24,648,690

Depreciation for the six months ended June 30, 2011 and 2010 was $1,575,802 and $1,503,341, respectively. Depreciation for the three months ended June 30, 2011 and 2010 was $792,989 and $757,137, respectively.

NOTE 7 - RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of June 30, 2011 and December 31, 2010, due from related parties was summarized as follows:

	June 30, 2011	December 31, 2010
Xingtai Longhai Steel Group Co., Ltd.	$3,958,874	$-

In June 2011, we lent $3,817,500 or 25 million RMB to our related party, Xingtai Longhai Steel Group Co. Ltd. for operational purposes. The term of the loan is two months and bears interest at 0.999% monthly rate. We noted the loan to related party is in violation to Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. The loan has short term of two months and we intended to settle the outstanding loan balance within the time period noted here.

Due to related parties

As of June 30, 2011 and December 31, 2010, due to related parties was summarized as follows:

	June 30, 2011	December 31, 2010
Xingtai Longhai Steel Group Co., Ltd.	$-	$1,531,755

The Company purchases gas and other utilities used in the production of steel wire, from Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company's Chief Executive Officer. As of June 30, 2011 and December 31, 2010, accounts payable related to the purchase of such utilities were Nil and $1,531,755, respectively.

The Company offered customers sales discounts in return for cash deposits. These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd. In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of Nil and $1,527,203 in the six months ended June 30, 2011 and 2010, respectively and reimbursements of Nil and Nil in the three months ended June 30, 2011 and 2010 respectively. The Company recorded these reimbursements as earned finance income which is included in net revenue.

Related party transactions

Revenue

During the six months ended June 30, 2011 and 2010, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $4,090,704 and $2,369,632, respectively. During the three months ended June 30, 2011 and 2010, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $2,240,757 and $1,241,227, respectively. These amounts are included in the Company's income statement as revenue.

Revenue from the sale of steel wire to Xingtai Shenrui in the six months ended June 30, 2011 and 2010, was Nil and $15,450,433, respectively. Revenue from the sale of steel wire to Xingtai Shenrui in the three months ended June 30, 2011 and 2010, was Nil and Nil, respectively.

Expenses

During the six months ended June 30, 2011 and 2010, the Company purchased gas and other utilities from the Longhai Group in the amount of $1,795,567 and $5,235,047, respectively. During the three months ended June 30, 2011 and 2010, the Company purchased gas and other utilities from the Longhai Group in the amount of $822,601 and $2,721,667, respectively.

In addition, the Longhai Group rents office and workshop space to the Company. Rent expense for the six months ended June 30, 2011 and 2010 was $14,799 and $14,180, respectively. Rent expense for the three months ended June 30, 2011 and 2010 was $7,443 and $7,091, respectively.

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

As of June 30, 2011 and December 31, 2010, the accounts payable, unearned revenue and accrued liabilities of the Company were summarized as follows:

	June 30, 2011	December 31, 2010
Accounts payable	$18,263,060	$8,355,457

Advance from customers	20,074,953	15,692,067

Accrued liabilities and other payables:
– payroll payable	257,055	198,171
– Accrued utility	-	103,096
– customer deposits	815,269	801,790
– payable for equipment purchased	408,770	1,004,907
– others	289,710	102,012
Subtotal of accrued expenses and other payables	$1,770,804	$2,209,976

NOTE 9 - INCOME TAX

Longhai is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Current deferred tax assets:
Expenses deductible in next year	64,264	74,976
Total current deferred tax assets	64,264	74,976
Total deferred tax assets	$64,264	$74,976

	June 30, 2011	December 31, 2010
Non-current deferred tax liabilities:
Depreciation of fixed assets	$161,211	$170,686
Total deferred tax liabilities	$161,211	$170,686

Net current deferred tax liabilities	-	-
Net current deferred tax assets	64,264	74,976
Net non-current deferred tax liabilities	161,211	170,686

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2011 and 2010:

	2011		2010
US statutory rates	34.0%		34.0%
Tax rate difference	(9.3%	)	(9.0%	)
Valuation allowance	1.0%		-

Tax per financial statements	25.7%		25.0%

The valuation allowance is related to the net loss of Kalington Consulting and Longhai Steel Inc. holding company. Because these entities do not have revenue, we recorded valuation allowance on these losses.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.63% based upon United States Treasury yields in effect at the time of the grant, (2) expected term of 2.875 years based upon simplified calculations due to the limited period of time the Company’s equity shares have been publicly traded, (3) expected volatility of 88%, and (4) zero expected dividends. The calculated fair value of the grant at grant date was $664,328. No stock options were exercised during the six months ended June 30, 2011.

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

(c) Exchange risk

The Company cannot guarantee the Renminbi, US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of Renminbi and US dollars. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

NOTE 14 - MAJOR CUSTOMERS AND MAJOR VENDORS

The Company generated 76.2 percent and 38.5 percent of its revenues from five customers during the six months ended June 30, 2011 and 2010 respectively.

The Company incurred 88.7 percent of its total purchase to three vendors during the six months ended June 30, 2011. And the Company incurred 98.4 percent of its total purchase to three vendors during the six months ended June 30, 2010.

NOTE 15 – SUBSEQUENT EVENT

On July 15, 2011, Dr. Eberhard Kornotzki resigned as the Chief Financial Officer of the Company effective immediately. On July 15, 2011, the Company appointed Mr. Heyin Lv as the Chief Financial Officer.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  the “Company,” “we,” “us,” and “our” refer to the combined business of Longhai Steel Inc., a Nevada corporation, its wholly-owned subsidiaries, Kalington and Kalington Cunsulting, and its variable interest entity, Longhai;
  “Kalington” refers to our direct subsidiary Kalington Limited, a Hong Kong company;
  “Kalington Consulting” refers to our indirect subsidiary Xingtai Kalington Consulting Service Co., Ltd., a PRC company;
  “Longhai” refers to our variable interest entity Xingtai Longhai Wire Rod Co. Ltd., a PRC company;
  “Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
  “PRC” and “China” are to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan;
  “SEC” are to the Securities and Exchange Commission;
  “Securities Act” are to the Securities Act of 1933, as amended;
  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;
  “Renminbi” and “RMB” are to the legal currency of China; and
  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

We are a manufacturer of steel wire products in eastern China. We produce steel wire ranging from 6.5 mm to 10 mm in diameter on two wire production lines which have a combined annual capacity of approximately 0.9 million metric tons, or MT, per year. Our products are sold to a number of distributors who transport the wire to nearby wire processing facilities. Our wire is then further processed by these third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing.

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

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2011:

  Revenue: Revenue increased $37.30 million, or 29.05%, to $165.70 million for the three months ended June 30, 2011, from $128.40 million for the same period in 2010.

  Gross Profit: Gross profit increased $0.71 million to $3.56 million in the period ended June 30, 2011 from $2.85 million in the same period in 2010.

  Net Income: Net income increased $0.56 million, or 45.9%, to $1.78 million for the three months ended June 30, 2011, from $1.22 million for the same period in 2010.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.18 and $0.12 for the three months ended June 30, 2011 and 2010, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

The following table sets forth key components of our results of operations during the three month periods ended June 30, 2011 and 2010, both in dollars and as a percentage of our revenues:

	Three Months Ended		Three Months Ended
	30-Jun-11		30-Jun-10
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$165,698,776		128,402,079
Cost of sales	(162,139,025)	97.9%	(125,556,443)	97.8%
Gross profit	3,559,751	2.1%	2,845,636	2.2%
Operating expenses:	(321,022)	0.2%	(804,392)	0.6%
Income from operations	3,238,729	2.0%	2,041,244	1.6%
Income before income tax	2,409,385	1.5%	1,768,228	1.4%
Income tax expense	(622,817)	0.4%	(540,668)	0.4%
Net income	1,786,568	1.1%	1,227,560	1.0%
Other comprehensive income	779,449	0.5%	142,986	0.1%
Comprehensive income	$2,566,017	1.5%	1,370,546	1.1%

Net Revenues. Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $165.70 million in the three months ended June 30, 2011 from $128.40 million in the same period in 2010, representing a 29.05% increase. This increase was due to a 19% increase in our revenue from per ton of wire sold. The increase was primarily attributable to an increase in average wire prices. The sales volume increased from 248,300 MT to 267,938 MT, representing period over period increase of 7.3% .

Cost of Sales. Our cost of sales increased $36.58 million, or 29.13%, to $162.14 million in the three months ended June 30, 2011, from $125.56 million in the same period in 2010. The cost of sales as a percentage of revenues increased from 97.8% to 97.9% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold increased 19.45% period over period.

Gross Profit and Gross Margin. Our gross profit increased $0.71 million to $3.56 million in the three months ended June 30, 2011 from $2.85 million in the same period in 2010. Gross margin declined from 2.2% for the three months ended June 30, 2010 to 2.1% for the three months ended June 30, 2011. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase prices and wire sales prices discussed above, as billet prices increased more than wire prices. While growth in infrastructure and construction remained robust, the steel wire market was softer in comparison to billet market due to stronger than expected local supply of wire during the summer of 2010. We expect increased wire and billet spreads in the second half of 2011.

Operating expenses. Our operating expenses decreased $0.48 million to $0.32 million in the three months ended June 30, 2011, from $0.80 million in the same period in 2010. The decrease was due to expenses related to audit, legal, consulting, travel expenses associated with the process of Longhai’s public offering and stock option expense less than same period in 2010.

Income Before Income Taxes. Our income before income taxes increased to $2.41 million in the three months ended June 30, 2011 from $1.77 million in the same period in 2010. This increase was due to an increase in our gross profit and a decrease in our operating expenses as discussed above. In addition, we experienced higher interest expenses in association with increased use of bank acceptance bills.

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

Income Tax. Income tax increased to $0.62 million in the three months ended June 30, 2011 from $0.54 million in the same period in 2010 as we had higher taxable income.

Net Income. In the quarter ended June 30, 2011, we generated net income of $1.78 million, compared to $1.22 million in the same period in 2010. This increase was primarily attributable to the factors discussed above.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

	Six Months Ended		Six Months Ended
	30-Jun-11		30-Jun-10
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$292,014,638		234,378,730
Cost of sales	(284,508,440)	97.4%	(227,358,937)	97.0%
Gross profit	7,506,198	2.6%	7,019,793	3.0%
Operating expenses:	(1,115,989)	0.4%	(1,085,430)	0.5%
Income from operations	6,390,209	2.2%	5,934,363	2.5%
Income before income tax	4,983,191	1.7%	5,608,560	2.4%
Income tax expense	(1,282,954)	0.4%	(1,501,211)	0.6%
Net income	3,700,237	1.3%	4,107,349	1.8%
Other comprehensive income	1,068,105	0.4%	147,963	0.1%
Comprehensive income	$4,768,342	1.6%	4,255,312	1.8%

Net Revenues. Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $292.01 million in the six months ended June30, 2011 from $234.38 million in the same period in 2010, representing a 24.59% increase. This increase was due to a 16.87% increase in our revenue from per ton of wire sold. The increase was primarily due to an increase in average wire prices. The sales volume increased from 466,468MT to 478,818MT, representing period over period increase of 2.6% .

Cost of Sales. Our cost of sales increased $57.15 million, or 25.14%, to $284.51 million in the six months ended June 30, 2011, from $227.36 million in the same period in 2010. The cost of sales as a percentage of revenues increased from 97% to 97.4% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold increased 16.89% period over period.

Gross Profit and Gross Margin. Our gross profit increased $0.49 million to $7.51 million in the six months ended June 30, 2011 from $7.02 million in the same period in 2010. Gross margin declined from 3.0% for the six months ended June 30, 2010 to 2.6% for the six months ended June 30, 2011. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase prices and wire sales prices discussed above, as billet prices increased more than wire prices. While growth in infrastructure and construction remained robust, the steel wire market was softer in comparison to billet due to stronger than expected local supply of wire during the summer of 2010. We expected increased wire and billet spreads in the second half of year 2011.

Operating expenses. Our operating expenses increased $0.03 million to $1.12million in the six months ended June 30, 2011, from $1.09 million in the same period in 2010. The increase was due to expenses related to audit, legal, consulting and travel expenses associated with the process of Longhai’s public offering.

Income Before Income Taxes. Our income before income taxes decreased to $4.98 million in the six months ended June 30, 2011 from $5.61 million in the same period in 2010. This decrease was due to a decrease in our gross profit and an increase in our operating expenses as discussed above. In addition, we experienced higher interest expenses in association with increased use of bank acceptance bills.

Income Tax. Income tax decreased to $1.28 million in the six months ended June 30, 2011 from $1.50 million in the same period in 2010 as we had lower taxable income.

Net Income. In the period ended June 30, 2011, we generated net income of $3.70 million, compared to $4.11 million in the same period in 2009. This decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $2,922,723, consisting primarily of cash on hand and demand deposits. The following table provides detailed information about our net cash flows for the ended June 30, 2011. To date, we have financed our operations organically and through cash flows from equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by (used in) operating activities	$20,792,629	(38,940,605)
Net cash used in investing activities	(15,974,487)	(3,615,208)
Net cash provided by (used in) financing activities	(2,233,624)	43,009,101
Effect of exchange rate changes on cash	44,760	23,110

Net increase (decrease) in cash and cash equivalents	2,629,278	476,398
Cash and cash equivalents at beginning of the year	293,445	116,540
Cash and cash equivalents at end of the year	2,922,723	592,938

Operating activities

Net cash provided by operating activities was $20.79 million for the period ended June 30, 2011, as compared to net cash used in operating activities of $38.94 million for the same period in 2010.

Our cash flows from operating activities changed significantly due to decrease in accounts receivable and inventory balances and increase in accounts payable and advance from customers.

Investing activities

Net cash used in investing activities for the period ended June 30, 2011 was $15.97 million, compared to net cash used in investing activities of $3.62 million during the same period of 2010. This increase in cash used in investing activities was mainly due to lending to related party of $3.82 million, payment of $0.61 million to related party for fixed assets purchased by related party in prior years, and purchase of $11.46 million bank acceptance as payment instrument.

Financing activities

Net cash used by financing activities for the period ended June 30, 2011 was $2.23 million, as compared to net cash provided by financing activities of $43.01 million during the same period of 2010. The cash outflow in financing activities for the quarter ended June 30, 2011 mainly consisted of cash repayment of short-term lending to related party.

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

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the period ended June 30, 2011 or the period ended June 30, 2010.

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

The balance sheet amounts at June 30, 2011, with the exception of shareholders' equity, were translated at the exchange rate of 6.4630 RMB to the 1.00 U.S. dollar compared to the exchange rate of 6.8086 RMB to the 1.00 U.S. dollar at June 30, 2010. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2011 and 2010 was 6.5316 RMB and 6.83476 RMB to the 1.00 U.S. dollar, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $1,068,105 and $147,963 as of June 30, 2011 and June 30, 2010, respectively.

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

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.8086 RMB to 1.00 U.S. dollar. On July 10, 2011, the RMB traded at 6.4630 to the U.S. dollar.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chaojun Wang, and Chief Financial Officer, Mr. Heyin Lv, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Messieurs Wang and Lv, determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

101

The following materials from the Longhai Steel Inc. Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated States of Operations and Comprehensive Income/(Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2011	LONGHAI STEEL INC.

	By:	/s/ Chaojun Wang
Chaojun Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Heyin Lv
Heyin Lv, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)