Form 10-Q
period 2011-09-30
Longhai Steel Inc.
filed 2011-11-14
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November [10], 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,000,418

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	(Removed and Reserved)	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LONGHAI STEEL INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011 AND 2010

Page(s)
Contents
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-15

LONGHAI STEEL INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$1,393,274	$293,445
Accounts receivable, net	-	908,327
Inventory, net	29,747,733	8,500,770
Advance to suppliers	39,682,063	36,690,325
Tax receivable	166,613	276,638
Prepaid expenses	27,020	10,465
Notes receivable	496,716	226,867
Other current assets	469	6,350,750
Current deferred tax assets	272,081	74,976
Total current assets	71,785,969	53,332,563

Property, plant and equipment, net	23,104,151	24,648,690
Intangible assets	39,539	-
TOTAL ASSETS	$94,929,659	$77,981,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,758,803	$8,355,457
Advance from customers	28,249,200	15,692,067
Income tax payable	4,531,350	5,701,872
Accrued liabilities	1,931,064	2,209,976
Due to related party	622,095	1,531,755
Total current liabilities	44,092,512	33,491,127
Non-current deferred tax liabilities	156,021	170,686
TOTAL LIABILITIES	44,248,533	33,661,813

STOCKHOLDERS’ EQUITY

Common Stock, .001 par value, 100,000,000 shares authorized, 10,000,000 shares and 9,850,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	3,319,219	3,173,897
Statutory reserve	1,475,198	1,475,198
Accumulated other comprehensive income	3,703,523	2,166,544
Retained earnings	42,173,186	37,493,801
TOTAL STOCKHOLDERS’ EQUITY	50,681,126	44,319,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,929,659	$77,981,253

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$118,760,655	$96,104,842	$410,775,293	$330,483,572
Cost of revenue	(115,899,850)	(91,826,504)	(400,408,290)	(319,232,116)
Gross profit	2,860,805	4,278,338	10,367,003	11,251,456

Impairment on inventory valuation	(674,282)	-	(674,282)	-
General and administrative expenses	(133,552)	(406,971)	(1,249,541)	(1,445,726)
Income from operations	2,052,971	3,871,367	8,443,180	9,805,730

Interest income	2,078	1,403	5,332	3,747
Interest expense	(748,113)	(399,911)	(2,148,980)	(723,274)
Other expenses	(1,935)	(2,002)	(11,340)	(6,786)
Total other income and expenses	(747,970)	(400,510)	(2,154,988)	(726,313)

Income before income taxes	1,305,001	3,470,857	6,288,192	9,079,417
Income tax expense	(325,853)	(883,304)	(1,608,807)	(2,384,515)

Net income	$979,148	$2,587,553	$4,679,385	$6,694,902

Net Income per share – basic and diluted	$0.10	$0.26	$0.47	$0.67

Weighted average shares outstanding – basic and diluted	10,000,000	10,000,000	10,000,000	9,953,297

Comprehensive Income
Net income	$979,148	$2,587,553	$4,679,385	$6,694,902
Other comprehensive income	468,874	624,426	1,536,979	772,389
Comprehensive income	$1,448,022	$3,211,979	$6,216,364	$7,467,291

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,679,385	$6,694,902
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,380,390	2,263,004
Deferred tax assets / liabilities	(211,467)	1,099,429
Stock option expenses	145,322	456,724
Reserve for inventory obsolescence	674,282	-
Changes in operating assets and liabilities:
Accounts receivable	923,072	(2,393)
Inventory	(21,307,130)	(15,917,067)
Advance to suppliers	(1,761,003)	(10,275,655)
Prepaid expenses and other current assets	6,437,432	(4,141,217)
Tax receivable	117,183	(1,354,105)
Due to / from related parties	1,519,935	88,544
Accounts payable	127,520	(8,930,403)
Accrued liabilities	272,685	906,851
Advance from customers	11,850,261	(10,327,624)
Income tax payable	(1,335,609)	(299,751)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,512,258	(39,738,761)

Cash flows from investing activities:
Cash lending to related parties	(3,842,500)	-
Cash repaid by related parties	3,842,500	-
Cash paid for fixed assets purchased by related party	(615,092)	-
Cash paid for software	(38,906)	-
Purchase of notes receivable	(258,216)	(895,776)
Purchase of property and equipment	(65,928)	(2,329,538)
CASH USED IN INVESTING ACTIVITIES	(978,142)	(3,225,314)

Cash flows from financing activities:
Cash advance from related parties	16,766,878	42,902,618
Cash repayment to related parties	(19,232,898)	-
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,466,020)	42,902,618
Effect of exchange rate changes on cash	31,733	165,887
Net (decrease) increase in cash and cash equivalents	1,099,829	104,430

Cash and cash equivalents, beginning balance	293,445	116,540
Cash and cash equivalents, ending balance	$1,393,274	$220,970

SUPPLEMENTARY DISCLOSURE:
Interest paid	$2,143,710	$721,997
Income tax paid	3,155,819	1,598,724

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC. (Formerly Action Industries, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2011 and December 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, please read these financial statements and notes to the financial statements together with the audited financial statements and notes thereto in our Annual Report on Form 10-K of the year ended December 31, 2010. The income statement for the nine months ended September 30, 2011 cannot necessarily be used to project results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai for the nine months ended September 30, 2011. All significant inter-company accounts and transactions were eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables. The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income/ (loss). Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. During the periods presented, other comprehensive income (loss) includes cumulative translation adjustment from foreign currency translation.

Foreign Currency Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s PRC subsidiaries is the RMB. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

The balance sheet amounts at September 30, 2011, with the exception of shareholders’ equity, were translated at the exchange rate of 1 RMB to the U.S. $0.1565 compared to the exchange rate of 1 RMB to the U.S. $0.1517 at December 31, 2010. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2011 and 2010 was1 RMB to the U.S. $0.1541 and U.S. $0.1471, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $3,703,523 and $2,166,544 as of September 30, 2011 and December 31, 2010, respectively.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of September 30, 2011 and December 31, 2010, the accounts receivable was Nil and $908,327, respectively.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. Historically, the actual net realizable value has been close to management’s estimate. The company recorded inventory impairment expense of $674,282 for the nine months ended September 30, 2011. There was no allowance for inventory impairment as of December 31, 2010.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, previously SFAS No. 144, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For the nine months ended September 30, 2011 and 2010, the Company performed an annual impairment review of long-lived assets and concluded that there was no impairment loss for long-term investments.

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

(iii) the price to the customer is fixed or determinable; and

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates. As of September 30, 2011, the stock options issued to the Company’s executive were anti-dilutive and excluded from the calculation of diluted earnings per share. As of September 30, 2011 and December 31, 2010, the Company does not have any dilutive securities.

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

  Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2011 are as follows:

		Active markets	Significant other	Significant
		For identical	Observable	Unobservable
	Carrying value	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,393,274	$1,393,274	-	-

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

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

NOTE 3 - INVENTORY

Inventory as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Raw material	$1,036,234	$235,152
Finished goods	27,445,832	6,423,029
Auxiliary inventory (spare parts)	1,950,916	1,842,589

Less: Allowance for obsolete inventories	(685,249)	-

Total inventory	$29,747,733	$8,500,770

NOTE 4 - ADVANCE TO SUPPLIERS

	September 30, 2011	December 31, 2010
Advance to suppliers	$39,682,063	$36,690,325
Notes receivable	496,716	226,867

Advance to suppliers represents amounts prepaid for raw materials. The advances are applied against amounts due to the supplier as the materials are received.

Notes receivable represents bank acceptance bills that were not redeemed at the bank as of September 30, 2011. The Company uses bank acceptance bills regularly as method of payment between the Company and its customers. The Company has an internal policy requiring most bank acceptance bills to be redeemed by the end of each calendar year. However, there is no such requirement regarding the end of a quarter.

NOTE 5 – OTHER CURRENT ASSETS

As of September 30, 2011 and December 31, 2010, there was Nil and $6,350,750 unverified input VAT that represents input VAT amount that were pending verification through local tax bureau. The balance at December 31, 2010 was fully verified and offset against output VAT in January 2011.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2011and December 31, 2010, property, plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Plant and building	$7,974,652	$7,721,664
Machinery and equipment	20,669,849	20,014,123
Office furniture and equipment	8,996,459	8,686,807
Transportation equipment	142,120	96,988

Total property, plant and equipment	37,783,080	36,519,582
Less: accumulated depreciation	(14,678,929)	(11,870,892)

Total property, plant and equipment, net	$23,104,151	$24,648,690

Depreciation for the nine months ended September 30, 2011 and 2010 was $2,380,390 and $2,240,292, respectively. Depreciation for the three months ended September 30, 2011 and 2010 was $804,588 and $736,951, respectively.

NOTE 7 - RELATED PARTY BALANCE AND TRANSACTIONS

Due to related parties

As of September 30, 2011 and December 31, 2010, due to related parties was summarized as follows:

	September 30, 2011	December 31, 2010
Xingtai Longhai Steel Group Co., Ltd.	$622,095	$1,531,755

The Company purchases gas and other utilities used in the production of steel wire, from Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company’s Chief Executive Officer. As of September 30, 2011 and December 31, 2010, accounts payable related to the purchase of such utilities were $622,095 and $1,531,755, respectively.

The Company offered customers sales discounts in return for cash deposits. These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd. In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of Nil and $1,527,203 in the nine months ended September 30, 2011 and 2010, respectively and reimbursements of Nil and Nil in the three months ended September 30, 2011 and 2010 respectively. The Company recorded these reimbursements as earned finance income which is included in revenue.

Related party transactions

Revenue

During the nine months ended September 30, 2011 and 2010, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $6,358,114 and $3,371,799, respectively. During the three months ended September 30, 2011 and 2010, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $2,267,410 and $1,002,167, respectively. These amounts are included in the Company’s income statement as revenue.

Revenue from the sale of steel wire to Xingtai Shenrui in the nine months ended September 30, 2011 and 2010, was Nil and $15,450,433, respectively.

Expenses

During the nine months ended September 30, 2011 and 2010, the Company purchased gas and other utilities from the Longhai Group in the amount of $2,610,339 and $7,849,214, respectively. During the three months ended September 30, 2011 and 2010, the Company purchased gas and other utilities from the Longhai Group in the amount of $814,772 and $2,614,167, respectively.

In addition, the Longhai Group rents office and workshop space to the Company. Rent expense for the nine months ended September 30, 2011 and 2010 was $404,042 and $21,327, respectively. Rent expense for the three months ended September 30, 2011 and 2010 was $389,243 and $7,147, respectively.

Short-term loan to related party

In June 2011, we lent $3,817,500 or 25 million RMB to our related party, Xingtai Longhai Steel Group Co. Ltd. for operational purposes. The term of the loan is two months and bears interest at 0.999% monthly rate. We noted the loan to related party is in violation to Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan would subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. The loan has short term of two months and we intended to settle the outstanding loan balance within the time period noted here. As of September 30, 2011, the related party has fully repaid the loan to us.

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

As of September 30, 2011 and December 31, 2010, the accounts payable, unearned revenue and accrued liabilities of the Company were summarized as follows:

	September 30, 2011	December 31, 2010
Accounts payable	$8,758,803	$8,355,457

Advance from customers	28,249,200	15,692,067

Accrued liabilities and other payables:
– payroll payable	403,077	198,171
– Accrued utility	-	103,096
– customer deposits	823,174	801,790
– payable for equipment purchased	412,735	1,004,907
– others	292,078	102,012
Subtotal of accrued expenses and other payables	$1,931,064	$2,209,976

NOTE 9 - INCOME TAX

Longhai is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Current deferred tax assets:
Expenses deductible in next year	100,770	74,976
Inventory impairment reserve	171,312	-
Total current deferred tax assets	272,082	74,976
Total deferred tax assets	$272,082	$74,976

	September 30, 2011	December 31, 2010
Non-current deferred tax liabilities:
Depreciation of fixed assets	$156,021	$170,686
Total deferred tax liabilities	$156,021	$170,686

Net current deferred tax liabilities	-	-
Net current deferred tax assets	272,082	74,976
Net non-current deferred tax liabilities	156,021	170,686

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010:

	2011		2010
US statutory rates	34.0%		34.0%
Tax rate difference	(9.2%	)	(9.0%	)
Valuation allowance	0.8%		-

Tax per financial statements	25.6%		25.0%

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

Pursuant to the Certificate of Designation, the shares of Series A Preferred Stock automatically convert into shares of common stock on the basis of one share of Series A Preferred Stock for every 985 shares of common stock immediately subsequent to the effectiveness of the Company’s 1-for-125 reverse split of its outstanding common stock (the "Reverse Stock Split").

The Reverse Stock Split was effective on July 16, 2010 and the 10,000 outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock, which constitutes 98.5% of the Company’s outstanding common stock. For accounting purposes, we treated the Series A Preferred Stock as being converted fully to common stock on a post- reverse split basis for all periods presented.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.63% based upon United States Treasury yields in effect at the time of the grant, (2) expected term of 2.875 years based upon simplified calculations due to the limited period of time the Company’s equity shares have been publicly traded, (3) expected volatility of 88%, and (4) zero expected dividends. The calculated fair value of the grant at grant date was $664,328. No stock options were exercised during the nine months ended September 30, 2011.

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

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company’s ability to operate the PRC subsidiaries could be affected.

(e) Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of September 30, 2011 and believes its exposure to interest rate risk is not material.

NOTE 14 - MAJOR CUSTOMERS AND MAJOR VENDORS

The Company generated 68.7 percent and 41.8 percent of its revenues from five customers during the nine months ended September 30, 2011 and 2010, respectively.

The Company made 70.8 percent of its total purchases from three vendors during the nine months ended September 30, 2011. The Company made 83.2 percent of its total purchases from three vendors during the nine months ended September 30, 2010.

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

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

  “Company,” “we,” “us,” and “our” refer to the combined business of Longhai Steel Inc., a Nevada corporation, its wholly-owned subsidiaries, Kalington and Kalington Consulting, and its variable interest entity, Longhai;

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

Our production facilities are located at a 107,000 square meter property in Xingtai, Hebei Province. Our production facilities include a steel rolling mill, the unique feature of which is that two rolling lines are arranged in a “Y”-layout, i.e. two wire drawing lines share one furnace, one coarse and intermediate rolling mill, and other supporting equipment. This particular design facilitates cost savings and higher output at a higher quality.

Our corporate headquarters is located at No. 1 Jingguang Road, Neiqiu County, Xingtai City, Hebei Province, 054000, People’s Republic of China, and our telephone number is (86) 319 686-1111.

Recent Development

On August 1, 2011, Longhai entered into a lease agreement with Xingtai Longhai Steel Group Co. Ltd. (the “Landlord”), a related party, pursuant to which Longhai leased approximately 90,500 square meters of manufacturing space and all wire making equipment contained in the space (the “Lease”). Longhai commenced the Lease on August 1, 2011 and started operating the new production line (the “New Line”) on August 22, 2011. The New Line has the capacity to produce alloy steel, cold forging steel and welding rod. It is expected to increase Xingtai Longhai’s annual capacity and profit by approximately 60%.

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2011:

  Revenue: Revenue increased $22.7 million, or 23.6%, to $118.8 million for the three months ended September 30, 2011, from $96.1 million for the same period in 2010.

  Gross Profit: Gross profit decreased $1.4 million to $2.9 million in the period ended September 30, 2011, from $4.3 million in the same period in 2010.

  Net Income: Net income decreased $1.6 million, or 61.5%, to $1.0 million for the three months ended September 30, 2011, from $2.6 million for the same period in 2010.

  Fully diluted earnings per share: Fully diluted earnings per share were $0.10 and $0.26 for the three months ended September 30, 2011 and 2010, respectively.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

The following table shows key components of our results of operations during the three month periods ended September 30, 2011 and 2010, both in dollars and as a percentage of our total revenue.

	Three Months Ended		Three Months Ended
	30-Sep-11		30-Sep-10
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$118,760,655		96,104,842
Cost of sales	(115,899,850)	97.6%	(91,826,504)	95.5%
Gross profit	2,860,805	2.4%	4,278,338	4.5%
Operating expenses:	(807,834)	0.7%	(406,971)	0.4%
Income from operations	2,052,971	1.7%	3,871,367	4.0%
Income before income tax	1,305,001	1.1%	3,470,857	3.6%
Income tax expense	(325,853)	0.3%	(883,304)	0.9%
Net income	979,148	0.8%	2,587,553	2.7%
Other comprehensive income	468,874	0.4%	624,426	0.6%
Comprehensive income	$1,448,022	1.2%	3,211,979	3.3%

Net Revenues. Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $118.8 million in the three months ended September 30, 2011, from $96.1 million in the same period in 2010, representing a 23.6% increase. This increase was due to a 17% increase in our revenue per ton of wire sold. The increase was primarily attributable to an increase in average wire prices. Sales volume decreased from 183,517 MT to 181,220 MT, representing period over period decrease of 1.3% . The New Line generated 23,117.58 MT of sales and contributed approximately $15.2 million to the total revenue.

Cost of Sales. Our cost of sales increased $24.1 million, or 26.3%, to $115.9 million in the three months ended September 30, 2011, from $91.8 million in the same period in 2010. The cost of sales as a percentage of revenues increased from 95.5% to 97.6% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold increased 20.5% period over period.

Gross Profit and Gross Margin. Our gross profit decreased $1.4 million to $2.9 million in the three months ended September 30, 2011 from $4.3 million in the same period in 2010. Gross margin declined from 4.5% for the three months ended September 30, 2010 to 2.4% for the three months ended September 30, 2011. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase prices and wire sales prices discussed above, as billet prices increased more than wire prices. While growth in infrastructure and construction remained robust, the steel wire market was softer in comparison to billet market due to stronger than expected local supply of wire during the summer of 2011. We expect increased wire and billet spreads in the remaining months of 2011 as the wire sales prices may increase as a result of restricted productions in some steel companies.

Operating expenses. Our operating expenses increased $0.4 million to $0.8 million in the three months ended September 30, 2011, from $0.4 million in the same period in 2010. The increase was due to impairment loss of assets which occurred in the three months ended September 30, 2011.

Income Before Income Taxes. Our income before income taxes decreased to $1.3 million in the three months ended September 30, 2011 from $3.5 million in the same period in 2010. This decrease was due to a decrease in our gross profit and an increase in our operating expenses as discussed above. In addition, we experienced higher interest expenses in association with the increased use of bank acceptance bills.

Bank acceptance bills are common instruments used by companies in China to secure credit terms from their suppliers. These instruments feature a local bank guarantee of the payment risk, which is provided for a fee. In these arrangements, a company and a bank enter into a bank acceptance agreement pursuant to which the bank agrees to accept and pay when due the company’s bills payable to the supplier. Cashing in such bank acceptance bills before they mature enables us to purchase more steel billet, our main production input, at a discount. The discounts are greater than the cost of cashing in said bank acceptance bills early.

Income Tax. Income tax decreased to $0.3 million in the three months ended September 30, 2011 from $0.9 million in the same period in 2010 as we had lower taxable income.

Net Income. In the quarter ended September 30, 2011, we generated net income of $1 million, compared to $2.6 million in the same period in 2010. This increase was primarily attributable to the factors discussed above.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

	Nine Months Ended		Nine Months Ended
	30-Sep-11		30-Sep-10
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$410,775,293		330,483,572
Cost of sales	(400,408,290)	97.5%	(319,232,116)	96.6%
Gross profit	10,367,003	2.5%	11,251,456	3.4%
Operating expenses:	(1,923,823)	0.5%	(1,445,726)	0.4%
Income from operations	8,443,180	2.1%	9,805,730	3.0%
Income before income tax	6,288,192	1.5%	9,079,417	2.7%
Income tax expense	(1,608,807)	0.4%	(2,384,515)	0.7%
Net income	4,679,385	1.1%	6,694,902	2.0%
Other comprehensive income	1,536,979	0.4%	772,389	0.2%
Comprehensive income	$6,216,364	1.5%	7,467,291	2.3%

Net Revenues. Our net revenues increased to $410.8 million in the nine months ended September 30, 2011 from $330.5 million in the same period in 2010, representing a 24.6% increase. This increase was due to a 16.91% increase in our revenue per ton of wire sold. The increase was primarily due to an increase in average wire prices. The sales volume increased from 649,985MT to 660,047MT, representing a period over period increase of 1.5% .

Cost of Sales. Our cost of sales increased $81.2 million, or 25.75%, to $400.4 million in the nine months ended September 30, 2011, from $319.2 million in the same period in 2010. The cost of sales as a percentage of revenues increased from 96.6% to 97.5% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold increased 17.89% period over period.

Gross Profit and Gross Margin. Our gross profit decreased $0.9 million to $10.4 million in the nine months ended September 30, 2011 from $11.3 million in the same period in 2010. Gross margin declined from 3.4% for the nine months ended September 30, 2010 to 2.5% for the nine months ended September 30, 2011. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase prices and wire sales prices discussed above, as billet prices increased more than wire prices. While growth in infrastructure and construction remained robust, the steel wire market was softer in comparison to billet due to a stronger than expected local supply of wire during the summer of 2010. We expect increased wire and billet spreads in the remaining months of 2011 as the wire sales prices may increase as a result of restricted productions in some steel companies.

Operating expenses. Our operating expenses increased $0.5 million to $1.9 million in the nine months ended September 30, 2011, from $1.4 million in the same period in 2010. The increase was due to impairment loss of assets and expenses related to audit, legal, consulting and travel expenses associated with becoming a public company.

Income Before Income Taxes. Our income before income taxes decreased to $6.3 million in the nine months ended September 30, 2011 from $9.1 million in the same period in 2010. This decrease was due to a decrease in our gross profit and an increase in our operating expenses as discussed above. In addition, we experienced higher interest expenses in association with the increased use of bank acceptance bills.

Income Tax. Income tax decreased to $1.6 million in the nine months ended September 30, 2011 from $2.4 million in the same period in 2010 as we had lower taxable income.

Net Income. In the nine months ended September 30, 2011, we generated net income of $4.7 million, compared to $6.7 million in the same period in 2010. This decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $1,393,274, consisting primarily of cash on hand and demand deposits. The following table provides detailed information about our net cash flows for the period ended September 30, 2011. To date, we have financed our operations organically and through cash flows from equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by (used in) operating activities	$4,512,258	(39,738,761)
Net cash used in investing activities	(978,412)	(3,225,314)
Net cash provided by (used in) financing activities	(2,466,020)	42,902,618
Effect of exchange rate changes on cash	31,733	165,887

Net increase (decrease) in cash and cash equivalents	1,099,829	104,430
Cash and cash equivalents at beginning of the year	293,445	116,540
Cash and cash equivalents at end of the year	1,393,274	220,970

Operating activities

Net cash provided by operating activities was $4.5 million for the period ended September 30, 2011, as compared to net cash used in operating activities of $39.7 million for the same period in 2010.

Our cash flows from operating activities changed significantly due to a decrease in accounts receivable and inventory balances and increase in accounts payable and advances from customers.

Investing activities

Net cash used in investing activities for the period ended September 30, 2011 was $1 million, compared to net cash used in investing activities of $3.2 million during the same period of 2010. This decrease in cash used in investing activities was mainly due to lower payments to a related party for the Company’s fixed assets purchased from such related party in prior years.

Financing activities

Net cash used in financing activities for the period ended September 30, 2011 was $2.5 million, as compared to net cash provided by financing activities of $42.9 million during the same period of 2010. The cash outflow in financing activities for the quarter ended September 30, 2011 mainly consisted of a cash repayment of short-term loan from a related party.

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

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

Accounts receivable consists of unpaid balances due from wholesale customers. Such balances generally are cleared in the subsequent month when the wholesale customers place another order. We do not provide an allowance for doubtful accounts because we have not experienced any credit losses in collecting these amounts from wholesale customers.

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the period ended September 30, 2011 or the period ended September 30, 2010.

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

Foreign Currency Translation/Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s PRC subsidiaries is the RMB. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other income (loss), net. The functional currency is the local currency for all non-U.S. subsidiaries.

The balance sheet amounts at September 30, 2011, with the exception of shareholders’ equity, were translated at the exchange rate of 6.4018 RMB to the 1.00 U.S. dollar compared to the exchange rate of 6.6981 RMB to the 1.00 U.S. dollar at September 30, 2010. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2011 and 2010 was 6.5064 RMB and 6.81648 RMB to the 1.00 U.S. dollar, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $1,536,979 and $772,389 as of September 30, 2011 and September 30, 2010, respectively.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chaojun Wang, and Chief Financial Officer, Heyin Lv, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Wang and Lv, determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On August 1, 2011, Longhai entered into a lease agreement with Xingtai Longhai Steel Group Co. Ltd. (the “Landlord”), a related party, pursuant to which Longhai leased approximately 90,500 square meters of manufacturing space and all wire making equipment contained in the space (the “Lease”). Longhai commenced the Lease on August 1, 2011 and started operating the new production line (the “New Line”) on August 22, 2011. The New Line has the capacity to produce alloy steel, cold forging steel and welding rod. It is expected to increase Longhai’s annual capacity and profit by approximately 60%.

The Lease has a term of five years, subject to Longhai’s option to renew the Lease after the initial expiration date. Longhai also has the option to terminate the Lease with at least 30 days notice to the Landlord.

The annual rent is RMB 14 million (approximately $2.2 million). Longhai is obligated to pay RMB 7 million (approximately $ 1.1 million) bi-annually to the Landlord on or before the 15th day of the payment month. The initial payment shall be made on or before August 15, 2011.

The Lease also provides that Longhai shall give at least 30 days notice if it plans to upgrade any leased equipment. The Landlord will be responsible for the upgrade expenses and Longhai will be responsible for the maintenance expenses.

The foregoing description of the Lease is not intended to be complete and is qualified in its entirety by reference to the full text of the Lease, a copy of which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.1	Lease between Longhai and Xingtai Longhai Steel Group Co., Ltd., dated August 1, 2011
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	LONGHAI STEEL INC.

	By:	/s/ Chaojun Wang
Chaojun Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Heyin Lv
Heyin Lv, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Lease between Longhai and Xingtai Longhai Steel Group Co., Ltd., dated August 1, 2011
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).