Form 10-Q/A
period 2011-09-30
Longhai Steel Inc.
filed 2011-12-05
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) solely to correct errors in Note 1 of the Financial Statements in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Original Filing”).

The Original Filing incorrectly disclosed that Dr. Eberhard Kornotzki is still our Chief Financial Officer and that he owns and controls Wealth Index International (Beijing) Investment Co., Ltd. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not reflect events occurring after such Original Filing or modify or update the disclosures contained therein, including the exhibits thereto, affected by subsequent events. Therefore, this Amendment should be read in conjunction with the Original Filing and our other reports filed with the Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Immediately prior to the reverse acquisition, the common stock of Kalington was owned by the following persons in the indicated percentages: William Hugh Luckman (3.51%); Wealth Index Capital Group LLC (a US company) (7.3%); K International Consulting Ltd. (a BVI company) (2.08%); Merrill King International Investment Consulting Ltd. (a BVI company) (0.31%); Shanchun Huang (3.12%); Xiucheng Yang (1.53%); Jianxin Wang (0.92%); Xingfang Zhang (29.45%); and Merry Success Limited (a BVI company) (51.78%) . Our former Chief Financial Officer and Director, Dr. Eberhard Kornotzki, directly controls the shares held by K International Consulting Ltd., and Chaojun Wang, our Chief Executive Officer, serves as a director of Merry Success Limited, our principal stockholder after the reverse acquisition, along with Jinhai Guo, its sole shareholder.

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

Date: December 5, 2011	LONGHAI STEEL INC.

	By:	/s/ Chaojun Wang
Chaojun Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Heyin Lv
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