Form 10-K
period 2011-12-31
Longhai Steel Inc.
filed 2012-03-29
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

Yes [X]         No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ]         No [X]

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing bid price of such shares as reported on the OTC Bulletin Board) was approximately $0 million, as the registrant’s shares were not then publicly traded. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 10,050,418 shares of the registrant’s common stock outstanding as of March 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Annual Report on Form 10-K
Year Ended December 31, 2011

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	43

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “we,” “us,” “our,” or the “Company” are to the combined business of Longhai Steel Inc., a Nevada corporation, and its consolidated subsidiaries;

  “Longhai” are to Xingtai Longhai Wire Rod Co. Ltd., a PRC company;

  “Kalington” are to Kalington Limited, a Hong Kong company;

  “Kalington Consulting” are to Xingtai Kalington Consulting Service Co., Ltd., a PRC company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” are to the People’s Republic of China;

  “SEC” are to the U.S. Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China;

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States; and

  “VIE” are to variable interest entity.

PART I

ITEM 1. BUSINESS.

Overview of Our Business

We are a manufacturer of steel wire products in eastern China. We produce steel wire ranging from 5.5 mm to 18 mm in diameter on two wire production lines, which have a combined annual capacity of approximately 1.5 million metric tons (MT) per year. Our products are sold to a number of distributors who transport the wire to nearby wire processing facilities. Our wire is then further processed by these third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing.

Demand for our steel wire is driven primarily by spending in the construction and infrastructure industries. We have benefited from strong fixed asset investment and construction growth as the PRC has rapidly grown increasingly urbanized and invested in modernizing its infrastructure.

We sell our products to a number of distribution companies that transport our wire to nearby wire processors. Our products are manufactured on an on-demand basis, and we usually collect payment in advance. Sales prices are set at the market price for wire on a daily basis. Our customers generally prepay for their orders, and the final price may be adjusted to the market price on the day of pick up. This allows us to maintain a low inventory of both wire and billet and protects us from exposure to commodity price volatility. In order to increase sales and be competitive in the market, we occasionally offer discounted wholesale prices to customers at our discretion. Our sales efforts are directed toward developing long-term relationships with customers who are able to purchase in large quantities. During the years ended December 31, 2011 and 2010, our top five distributors accounted for approximately 49% and 35% of our revenue, respectively.

Our production facilities are located at a 197,500 square meter property in Xingtai, Hebei Province. Our production facilities include a steel rolling mill, the unique feature of which is that two rolling lines are arranged in a “Y”-layout, i.e., two wire drawing lines share one furnace, one coarse and intermediate rolling mill, and other supporting equipment. This particular design facilitates cost savings and higher output at a higher quality. In the third quarter of 2011, we entered into a five year operating lease for a newly constructed wire plant adjacent to our current facilities. The new facility has an area of 90,500 square meters and an annual capacity of 600,000 MT and will increase our production capacity by approximately 60%. The new facility is leased at a yearly cost of $2.2 million from Longhai Steel Group, the Company’s related party. Our corporate headquarters is located at No. 1 Jingguang Road, Neiqiu County, Xingtai City, Hebei Province, 054000, People’s Republic of China, and our telephone number is (86) 319 686-1111.

Our Corporate History and Background

We were originally incorporated under the laws of the State of Georgia on December 4, 1995. On March 14, 2008, the Georgia corporation was merged with and into a newly formed Nevada corporation named Action Industries, Inc., and all of the outstanding shares of the Georgia corporation were exchanged for shares in the surviving Nevada corporation. Prior to our reverse acquisition of Kalington discussed below, we were primarily in the business of providing prepaid long distance calling cards and other telecommunication products and had not commenced planned principal operations. As a result of our reverse acquisition of Kalington, active business operations were revived. On July 16, 2010, we amended our Articles of Incorporation to change our name to “Longhai Steel Inc.” to reflect the current business of our Company.

On March 26, 2010, we completed a reverse acquisition transaction through a share exchange with Kalington and its shareholders, whereby we acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock, which constituted 98.5% of our issued and outstanding capital stock on an as-converted basis as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, Kalington became our wholly-owned subsidiary and the former shareholders of Kalington became our controlling stockholders. The share exchange transaction with Kalington was treated as a reverse acquisition, with Kalington as the acquirer and Longhai Steel Inc. as the acquired party.

As a result of our acquisition of Kalington, we now own all of the issued and outstanding capital stock of Kalington, which in turn owns all of the issued and outstanding capital stock of Kalington Consulting. In addition, we effectively and substantially control Longhai through the VIE agreements discussed below.

Kalington was established on November 5, 2009 in Hong Kong to serve as an intermediate holding company. On March 18, 2010, Kalington established Kalington Consulting in the PRC. On March 5, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Kalington Consulting. Longhai, our operating VIE, was established in the PRC on August 26, 2008, as a result of a carve-out from Xingtai Longhai Steel Group Co., Ltd., or Longhai Steel Group, for the purpose of engaging in the production of steel wire. Our Chairman and CEO, Chaojun Wang, serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai. Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner), and Wenyi Chen (5% owner). Mr. Wang also owns 80% of the capital stock of and is the chief executive officer of Longhai Steel Group.

On March 19, 2010, prior to the reverse acquisition transaction, Kalington Consulting and Longhai entered into a series of agreements, or the VIE Agreements, pursuant to which Longhai became Kalington Consulting’s VIE. The use of VIE agreements is a common structure used to acquire PRC companies, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include:

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

  an Option Agreement under which the owners of Longhai have granted to Kalington Consulting the irrevocable right and option to acquire all of their equity interests in Longhai; and

  an Equity Pledge Agreement under which the owners of Longhai have pledged all of their rights, title and interests in Longhai to Kalington Consulting to guarantee Longhai’s performance of its obligations under the Consulting Services Agreement.

On March 18, 2010, prior to the reverse acquisition transaction, Mr. Wang entered into a call option agreement with Jinhai Guo, the sole shareholder of Merry Success Limited, which was the majority shareholder of Kalingon prior to the reverse acquisition, pursuant to which Mr. Wang was granted the right to acquire up to 100% of the shares of Merry Success Limited for fixed consideration within the next three years. The option agreement also provides that Mr. Guo shall not dispose of any of the shares of Merry Success Limited without Mr. Wang’s consent. As a result of the option agreement, Mr. Wang beneficially owns a majority of our capital stock and voting power, as well as of Longhai and Longhai Steel Group.

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

Our Corporate Structure

All of our business operations are conducted through our Hong Kong and Chinese subsidiaries and our VIE. The following chart reflects our corporate organizational structure:

Our Industry and Principal Market

China is the world’s largest producer of steel, with annual production in 2010 and 2011 of 627 million MT and 690 million MT, respectively. China accounts for roughly 70% of 2011 global steel production, which equals to twice the total output of the rest of the world combined. China’s steel industry, while enormous in total scale, is a fractured industry where a great number of producers each account for a small amount of total output. China’s steel industry includes a wide range of producers, including smaller, inefficient backyard operations, huge state owned enterprises beset with unnecessarily large, unionized labor forces and their accompanying pension burdens as well as newly constructed steel plants possessing facilities built according to the highest technology and efficiency standards in the world.

PRC Macroeconomic Drivers

The steel industry is a fundamental cornerstone of the economy and growth in the steel industry has coincided with consistent and strong growth in the PRC economy as a whole. The real gross domestic product, or GDP, year over year quarterly growth has averaged well over 9% since 2000, with a low of 6.1% in the first quarter of 2009, and has rebounded through 2011:

China - GDP Real Growth (Quarterly)

We believe that GDP growth will gradually slow down but remain positive as China continues its industrialization process.

Steel Consumption, Construction and Fixed Asset Investment

Steel consumption in the PRC is highly correlated with nominal fixed asset investment, or FAI. Construction is the largest driver of steel usage in China. The following table details steel consumption by economic sector; construction consumes the most steel by a wide margin.

Construction growth has been strong and has rebounded from the financial downturn in late 2008. We expect to continue to benefit from the housing and commercial needs created by urbanization trends and infrastructure trends in the future.

Urbanization

We believe that GDP growth will gradually slow down but remain positive as China continues its industrialization and urbanization process. China’s urbanization ratio is 48%, versus 85% in developed economies and the global average of 55%. China’s urbanization rate is expected to increase by 1 percentage point every year for the next 20 years. Along with the rapid urbanization, the government may need to spend a total of RMB 24 trillion, or approximately $3.8 trillion, on urban infrastructure by 2020 because the number of city residents will continue to increase. We believe China’s urbanization will provide sustainable investment and become a key factor in bolstering China’s growth.

The Steel Wire Market

China has produced roughly 627 million MT of steel wire in 2010 and 690 million MT in 2011. Steel wire is used in a variety of products and serves the construction industry. The chart below details average steel wire prices in RMB we experienced since 2010 in our local market:

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

We intend to pursue the following strategies to achieve our goal:

  Expand production utilizing a newly leased facility: In the third quarter of 2011, we entered into a five year operating lease for a newly constructed wire plant adjacent to our current facilities. The new facility has an area of 90,500 square meters and an annual capacity of 600,000 MT. The new facility is leased at a yearly cost of $2.2 million from Longhai Steel Group, a related party. The wire plant produces wire of a higher grade with higher margins than our current products. The facility produces wire made of Carbon Structure Steel, Cold Heading Steel and Welding Rod Steel, with a diameter range of 5.5mm – 18mm, which has a wide range of applications such as steel wire rope, steel strand, steel belted radial tires and steel welding rod. We are in the process of upgrading the facility. Once fully upgraded, the new facility will increase our production capacity by approximately 60% and will have the capability to produce alloy steel, cold forging steel and welding rods. These higher margin products will allow Longhai to also address demand in additional markets beyond construction and infrastructure.

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

Our Products

Our products are steel wires ranging in diameter from 5.5mm to 18mm. All our wires are manufactured in accordance to ISO9001-2000 quality management system standards. Our 6.5mm diameter wires also meet PRC national GB/700-88 standards, the PRC national standard for carbon structural steel. We ensure a low quantity of oxide in our wire to provide our downstream customers with the highest quality products for further processing. Our end customers process the wire into a variety of end products vital to construction and infrastructure, including but not limited to nails, screws, wire mesh, and fencing. Our new facility will have the capability to produce alloy steel, cold forging steel and welding rods.

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

In order to increase sales and be competitive in the market, we occasionally offer discounted wholesale prices to newer or larger customers at our discretion. Our sales efforts are directed toward developing long term relationships with customers who we expect are or will be able to purchase in large quantities. During the year ended December 31, 2011, our top five distributors accounted for 49% of our revenues as follows:

Rank	Customer	% of Total Revenue
1	Beixin Building Materials (Group) Co., Ltd.	15%
2	Hebei Huanneng Development Co.,Ltd	13%
3	Jizhong Energy Trading Co., Ltd.	12%
4	Hebei Huatong Co., Ltd.	6%
5	Zhonggang Steel Co., Ltd.	3%
	Total	49%

We pride ourselves on our ability to meet our customers’ demand for high quality products, fast turnaround and timely delivery, and customer support. We believe that our ability to consistently meet or exceed these standards is critical to our success and market share. Our sales department currently has 20 full time employees.

Our Major Supplier of Raw Materials

The principal raw material used in our products is steel billet. In 2011, steel billet accounted for more than 95% of our production costs. We generally purchase billet only after a customer has made a wire order and therefore avoid a large inventory of billet. This insulates us from commodity price fluctuation risk associated with holding large quantities of raw materials. We are generally able to pass higher costs due to fluctuations in raw material costs directly through to our customers.

Prior to 2009, we purchased our steel billet at a slight discount from Longhai Steel Group, a related entity owned and controlled by our CEO, Chaojun Wang. However, since 2009, we have purchased our steel billet at prevailing market prices from independent, third party trading companies. While they source their steel billet from local steel manufacturers, including Longhai Steel Group, they provide all of our billets only through Longhai Steel Group. They also function as financing intermediaries to facilitate delivery of steel billets to Longhai. The price of the billets is the published daily commodity index price, ensuring an arm’s length pricing transaction with Longhai Steel Group. Longhai Steel Group is able to supply steel to Longhai less expensively than competitors because, while the base price of steel billet is comparable across the region, (i) Longhai Steel Group’s cost of transporting steel to Longhai is lower given its proximity to Longhai and (ii) Longhai Steel Group can deliver hot steel billet given such proximity, which reduces Longhai’s energy costs and factors into Longhai’s calculation of its true steel billet costs. Our purchasing team monitors and tracks movements in steel billet prices daily and provides regular guidance to management to respond quickly to market conditions and aid in long term business planning.

The table below lists our top suppliers as of December 31, 2011, showing the cumulative dollar amount of raw materials purchased from them during the fiscal year ended December 31, 2011 and the percentage of raw materials purchased from each supplier as compared to procurement of all raw materials. All of the listed suppliers are unrelated trading companies.

		Total Purchases	% of Total
		amount in 2011	Purchases in 2011
Rank	Supplier	‘000
1	Beixin Buidling Material (Group) Co., Ltd.	$198,468	36%
2	Xingtai Roller Co., Ltd.	76,210	14%
3	Hebei Huaneng Industrial Development Co., Ltd	71,199	13%
4	Others	211,013	37%
	Total Purchasing Volume	$556,890	100%

Our Competition

Competition within the steel industry in the PRC is intense. There is an estimated 690 million MT of steel capacity in China. Our competitors range from small private enterprises to extremely large state-owned enterprises. Our operating subsidiary, Longhai, is located in Xingtai, Hebei Province. Hebei is the largest producer of steel by province in the PRC.

There are government restrictions in China related to opening new steel wire manufacturing facilities. Suppliers of steel wire compete largely on the basis of quality standards and order turn-around time. If, for example, a client orders different diameters of steel wire, the production line has to be stopped and adjusted at least once so that wire of a different diameter can be produced. The more often such changes are required, the more order turnaround will be impacted. By efficiently bundling different purchase orders and optimizing production management, we have achieved a significant reduction of order turn-around time (from an average of 21 days to seven days), which gives us a significant advantage over our competitors.

Market participants typically do not compete on price, given the level of margins typical in the steel wire industry.

Transportation cost provides an additional entry barrier for suppliers that are located at larger distances from a given client.

		Estimated Capacity
Company	Production Lines	(in million MTs)	Line Speed (m/s)	Ownership
Xingtai Steel Company	5	3	90	State Owned
Hebei Xinjin Company	2	0.8	70, 90	Private
Wuan Mingfang Steel Company	2	0.9	90	Private
Yongnian Jianfa Company	1	0.3	60	Private

We operate two production lines with a combined yearly steel wire capacity of 900,000 MT at a line speed of 90 meters per second, and operate one production facility with an annual capacity of 600,000 MT at 90 meters per second, which will become fully operational by May 2012.

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

Our Employees

As of December 31, 2011, we had 816 full-time and no part-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Function	Number of Employees
Management	10
Administrative	12
Accounting	14
Sales	20
Production	760
Total	816

We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

Our employees in China participate in a state pension plan organized by Chinese municipal and provincial governments to which we are required to contribute 20% of monthly salaries of those employees who have elected to pay their plan contributions through us. Employees from the countryside can opt to pay their contributions in their home village instead, where contributions are lower thus getting higher net pay in return for a lower pension. The compensation expenses related to the state pension plan were $83,206 and $97,197 for fiscal years 2011 and 2010, respectively. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurances for some employees.

Regulation

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

Environmental Matters

We are subject to various governmental regulations related to environmental protection. Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials, including, China’s Environmental Protection Law, China’s Law on the Prevention and Control of Water Pollution and its implementing rules, China’s Law on the Prevention and Control of Air Pollution and its implementing rules, China’s Law on the Prevention and Control of Solid Waste Pollution, and China’s Law on the Prevention and Control of Noise Pollution. We are subject to periodic inspections by local environmental protection authorities. We have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that our business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiary and VIE may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, employee salaries (even if employees are based outside of China), and payment for equipment purchases outside of China, without the approval of the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiary and VIE borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our ability to obtain foreign exchange through debt or equity financing. In the event of a liquidation, SAFE approval is required before the remaining proceeds can be expatriated from China.

Taxation

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A “Risk Factors—Risks Related to Doing Business in China—Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise’ of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

In addition, the EIT Law and its implementing rules generally provide that an income tax rate of 10% will normally be applicable to dividends payable to investors that are “non-resident enterprises,” or non-resident investors, which (i) do not have an establishment or place of business in the PRC or (ii) have an establishment or place of business in the PRC, but the relevant income is not effectively connected with the establishment or place of business to the extent such dividends are derived from sources within the PRC. The State Council of the PRC or a tax treaty between China and the jurisdictions in which the non-PRC investors reside may reduce such income tax. Under the Arrangement between the Mainland and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, effective as of January 1, 2007, such dividend withholding tax rate is reduced to 5% if a Hong Kong resident enterprise owns over 25% of the PRC company distributing the dividends. As Kalington is a Hong Kong company and owns 100% of Kalington Consulting, under the aforesaid arrangement, any dividends that Kalington Consulting pays Kalington may be subject to a withholding tax at the rate of 5%. However, if Kalington is not considered to be the “beneficial owner” of such dividends under the Notice Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, or Notice 601, promulgated by the State Administration of Taxation on October 27, 2009, such dividends would be subject to the withholding tax rate of 10%. The withholding tax rate of 5% or 10% applicable to Kalington will have a significant impact on the amount of dividends to be received by the Company and ultimately by stockholders.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

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

Circular 75

On November 1, 2005, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for Domestic Residents to Engage in Overseas Financing and Round Trip Investment via Overseas Special Purpose Vehicles, or Circular 75, which regulates the foreign exchange matters in relation to the use of a special purpose vehicle, or SPV, by PRC residents to seek offshore equity financing and conduct “round trip investment” in China. Under Circular 75, a SPV refers to an offshore entity established or controlled, directly or indirectly, by PRC residents or PRC entities for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents or PRC entities in onshore companies, while “round trip investment” refers to the direct investment in China by the PRC residents through the SPVs, including, without limitation, establishing FIEs and using such foreign-invested enterprises to purchase or control onshore assets through contractual arrangements. Circular 75 requires that, before establishing or controlling a SPV, PRC residents and PRC entities are required to complete foreign exchange registration with the local offices of SAFE for their overseas investments.

Circular 75 applies retroactively. PRC residents who have established or acquired control of the SPVs which have completed “round-trip investment” before the implementation of Circular 75 shall register their ownership interests or control in such SPVs with the local offices of SAFE before March 31, 2006. An amendment to the registration is required if there is a material change in the SPV, such as increase or reduction of share capital and transfer of shares. Failure to comply with the registration procedures set forth in Circular 75 may result in restrictions on the foreign exchange activities of the relevant FIEs, including the payment of dividends and other distributions, such as proceeds from any reduction in capital, share transfer or liquidation, to its offshore parent or affiliate and the capital inflow from the offshore parent, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As we stated under Item 1A “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

Insurance

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under Item 1A “Risk Factors—Risks Related to Our Business—We do not carry business interruption insurance, so we have to bear losses ourselves.” We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted. We do, however, carry standard social insurances as required by PRC law for our employees and commercial insurance for our equipment.

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

Our business is dependent upon continued infrastructure and construction spending and our growth may be inhibited by the inability of potential customers to fund purchases of our products and services.

Our products are dependent on the continued growth of infrastructure and construction projects in the PRC. There is no guarantee that the PRC will continue to invest in infrastructure and construction.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends upon the continuing employment of our Chief Executive Officer, Mr. Chaojun Wang, our Chief Technology Officer, Ms. Dongmei Pan, and our Chief Financial Officer, Mr. Heyin Lv. There is significant competition in our industry for qualified managerial, technical and sales personnel, and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

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

We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to fully implement our planned expansion.

Historically, we have financed our business plan and operations primarily with internally generated cash flow and bank borrowings. The success of our planned expansion depends on substantial capital expenditures that may not be sufficiently fueled by internally generated cash flow and bank borrowings. Our future contractual commitments include a five-year operating lease obligation with an annual lease cost of $2.2 million. We entered into the lease agreement on August 1,2011, with Longhai Steel Group, which is related to Longhai, for a newly constructed wire plant adjacent to our current facilities. The new facility will enable us to increase our production capacity by approximately 60%. We also require capital to fund the purchase of raw materials and other working capital needs to increase production at the new facility.

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

Our management may have potential conflicts of interest with our related party, Longhai Steel Group, that could adversely affect our company.

Our chief executive officer and primary shareholder, Chaojun Wang, is also the controlling shareholder of Longhai Steel Group. Prior to the reorganization of Longhai in preparation for the reverse merger, Longhai operated largely as a member of Longhai Steel Group. As a result, Longhai had a number of related party transactions with Longhai Steel Group. For example, Longhai purchased substantially all of its steel billets requirement from Longhai Steel Group and leases space from Longhai Steel Group for its facilities.

Although Longhai has taken steps to reduce the number of related party transactions with Longhai Steel Group and has implemented safeguards to reduce the potential for related party transactions to benefit Longhai Steel Group to the detriment of Longhai, any related party transactions between Longhai and Longhai Steel Group may present conflicts of interest for our management. For example, although Longhai’s facility lease agreement with Longhai Steel Group restricts Longhai Steel Group’s ability to unilaterally terminate or change the terms of the lease, Longhai’s management—who also manage Longhai Steel Group — could have an incentive to amend these provisions of the lease to remove these protections or to increase lease payments to the benefit of Longhai Steel Group. Similarly, although Longhai purchases its steel billet needs from third parties (which, in turn, purchase from Longhai Steel Group) rather than from Longhai Steel Group directly, Longhai Steel Group could take steps to increase the costs of such billet to Longhai’s detriment. In particular, Longhai Steel Group is able to supply steel to Longhai less expensively than competitors because, while the base price of steel billet is comparable across the region, (i) Longhai Steel Group’s cost of transporting steel to Longhai is lower given its proximity to Longhai and (ii) Longhai Steel Group can deliver hot steel billet given such proximity, which reduces Longhai’s energy costs and factors into Longhai’s calculation of its true steel billet costs. Longhai Steel Group could use this advantage to increase its price to a level that is higher than it would otherwise charge, knowing that the ultimate price to Longhai would remain comparable after factoring in such additional benefits. At the same time, the management of Longhai could cause Longhai to purchase steel from third parties that purchase from Longhai Steel Group, even where such purchases would not be in Longhai’s best economic interest.

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

Kalington Consulting manages and operates our steel wire production business through Longhai pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from Longhai’s operations are transferred to Kalington Consulting under these agreements. Details of the VIE Agreements are set out in Item 1 “Business—Our Corporate History and Background” above.

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

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them, and PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation and could result in a loss of your investment in our stock, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely affected and your investment in our stock could be rendered worthless.

Adverse changes in political, economic and other policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could materially and adversely affect the growth of our business and our competitive position.

Most of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the degree of government involvement;
  the level of development;
  the growth rate;
  the control of foreign exchange;
  the allocation of resources;
  an evolving regulatory system; and
  a lack of sufficient transparency in the regulatory process.

While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese economy has also experienced certain adverse effects due to the recent global financial crisis. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiary. However, as discussed more fully under Item 1 “Business —Regulation—Dividend Distributions,” PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China. See Item 1 “Business—Regulation—Circular 75” for a detailed discussion of Circular 75 and its implementation.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 9, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to MOFCOM and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. See Item 1 “Business—Regulation—Taxation” for a detailed discussion of the EIT Law.

It remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries may qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 5% or 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 5% or 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our stock.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which was effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

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

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located have conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act and the Exchange Act. Unlike public reporting companies whose operations are located primarily in the United States, however, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the Staff of the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the China Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board under the symbol “LGHS.” The OTC Bulletin Board is a significantly more limited market than established trading markets such as the New York Stock Exchange or NASDAQ. The quotation of our shares by the OTC Bulletin Board may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future. We cannot assure you that we will be able to successfully be listed on a national exchange, or that we will be able to maintain such listing.

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

Mr. Chaojun Wang is the beneficial owner of approximately 51% of our outstanding voting securities. As a result, he possesses significant influence, giving him the ability, among other things, to exert influence on the election of our directors and to authorize or prevent proposed significant corporate transactions. His ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

We lease 107,000 square meters of space in Xingtai, Hebei province, pursuant to a lease agreement, dated October 1, 2008, as amended, with no specific lease period between Longhai and Longhai Steel Group, our related party. We are required to make an annual lease payment of RMB 193,831.66 (approximately $29,986), payable on a semiannual basis, on or before the 15th day of each payment month. This lease may only be terminated or amended with the prior agreement of both parties, and Longhai Steel Group does not have the authority to increase rental payments in the absence of such mutual agreement. Our property is comprised of a five-story building for our executive offices, accounting for 1% of our space, and another building which houses our production facilities, occupying approximately 30% of our space, and our warehouse and common areas, accounting for the remaining space.

On August 1, 2011, we entered into an operating lease with Longhai Steel Group, our related party for a wire plant adjacent to Longhai with an area of 90,500 square meters and an annual capacity of 600,000 MT. The new facility is leased at a yearly cost of $2.2 million. The annual lease cost is equal to the financing and depreciation costs as determined by the same schedule as our current wire facility and Longhai Steel Group as reported to the local tax authority.

Our production facilities include a fifth generation steel rolling mill. We utilize a double chamber heating furnace which feeds one coarse and one intermediate rolling mill, and then splits into two wire production lines arranged in a Y-shaped layout. Our new facility is a straight line layout of 492 meters, which is longer than the Y shape facility of 420 meters. We utilize a double-regenerative heating furnance .There is also a new equipment being utilized in the new facility which is high pressure water descalling equipment. All this new equipment increases the yield and has the capability to produce alloy steel, cold forging steel and welding rods. These higher margin products will allow Longhai to address demand in additional markets beyond construction and infrastructure. We believe our rolling and drawing facilities are among the most advanced in the world.

We have a total capacity of approximately 1,500,000 MT of wire per year. We are operating our facilities with minimum environmental impact. The gas used for heating steel billet in the production process is a by-product of steel manufacturing, so no additional fuels are burnt. 100% of the water used in our production is being recycled.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “LGHS.”

The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$-	$-
2nd Quarter	-	-
3rd Quarter	-	-
4th Quarter	0.74	0.42

Year Ended December 31, 2010
1st Quarter	30.00	7.50
2nd Quarter	23.75	8.875
3rd Quarter	15.00	0.12
4th Quarter	15.00	15.00

______________________

(1)

The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated, after giving effect to the 1-for-125 reverse split effected on July 16, 2010.

Approximate Number of Holders of Our Common Stock

As of March 28,2012, there were approximately 492 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On December 21, 2011, we issued 50,000 shares of our common stock to several consultants pursuant to a financial advisory agreement as compensation for their financial advisory service. The securities were issued in an exempt transaction pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933, as amended.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a manufacturer of steel wire products in eastern China. We produce steel wire ranging from 5.5 mm to 18 mm in diameter on two wire production lines, which have a combined annual capacity of approximately 1.5 million metric tons (MT) per year. Our products are sold to a number of distributors who transport the wire to nearby wire processing facilities. Our wire is then further processed by these third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing.

Demand for our steel wire is driven primarily by spending in the construction and infrastructure industries. We have benefited from strong fixed asset investment and construction growth as the PRC has rapidly grown increasingly urbanized and invested in modernizing its infrastructure.

We sell our products to a number of distribution companies that transport our wire to nearby wire processors. Our products are manufactured on an on-demand basis, and we usually collect payment in advance. Sales prices are set at the market price for wire on a daily basis. Our customers generally prepay for their orders, and the final price may be adjusted to the market price on the day of pick up. This allows us to maintain a low inventory of both wire and billet and protects us from exposure to commodity price volatility. In order to increase sales and be competitive in the market, we occasionally offer discounted wholesale prices to customers at our discretion. Our sales efforts are directed toward developing long-term relationships with customers who are able to purchase in large quantities. During the years ended December 31, 2011 and 2010, our top five distributors accounted for approximately 49% and 35% of our revenue, respectively.

Our production facilities are located at a 197,500 square meter property in Xingtai, Hebei Province. Our production facilities include a steel rolling mill, the unique feature of which is that two rolling lines are arranged in a “Y”-layout, i.e. two wire drawing lines share one furnace, one coarse and intermediate rolling mills, and other supporting equipment. This particular design facilitates cost savings and higher output at a higher quality. Our new facility is being upgraded to have the capability to produce alloy steel, cold forging steel and welding rods. These higher margin products will allow Longhai to address demand in additional markets beyond construction and infrastructure. The new facility uses more advanced technology and equipment. Our topcross 45° rolling mill’s highest speed could be 120m/s, which is much faster than our competitors’ 90m/s. In addition, the new line uses fan-cooling instead of the traditional water-cooling method, reducing the oxidation of our finished products. The new facility is also equipped with high speed industrial computer control system, programmable logic controller and full digital alternating current speed control system.

Financial Performance Highlights

The following are some financial highlights for 2011:

  Revenue: Revenue increased by $133 million, or 28%, to $608 million for 2011 from $475 million for 2010.

  Gross profit: Gross profit decreased by $0.1 million, or 0.8%, to $18.7 million for 2011, from $18.6 million for 2010.

  Net income: Net income decreased by $0.1 million, or 1.2%, to $11.2 million for 2011, from $11.3 million for 2010.

  Basic and fully diluted earnings per share: Basic and fully diluted earnings per share were $1.12 for 2011, compared with $1.14 for 2010.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

  Growth in the Chinese Economy – We operate our facilities in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2010, except in 2009 when the growth rate was 8.7%. The annual growth rate was 9.2% in 2011 and is anticipated to be 8.3% in 2012, which is higher than the government target of 7.5%. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

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

Kalington was incorporated in Hong Kong and under the current laws of Hong Kong, is subject to Profits Tax of 16.5% . No provision for Hong Kong Profits Tax has been made as Kalington had no taxable income.

Under the EIT Law, Kalington Consulting and Longhai are subject to an EIT rate of 25.0% . See Item 1 “Business—Regulation—Taxation” for a detailed description of the EIT Law and tax regulations applicable to our Chinese subsidiary and VIE.

We are also subject to VAT on the sale of our products. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice in the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty, which can range from zero to five times the amount of the taxes which are determined to be late or deficient. Any tax penalty assessed is expensed as a period expense if and when a determination has been made by the taxing authorities that a penalty is due. We paid VAT in total of $5,813,390 and $6,528,371 in 2011 and 2010, respectively. Since VAT are calculated and paid monthly, as of December 31, 2011 we had a negative balance of VAT payable, which means a deductable balance of $3,643,142.

Results of Operations

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2011 and 2010, both in dollars and as a percentage of our revenue.

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
		% of		% of
	Amount	revenues	Amount	revenues
Net revenue	$608,038,370		475,022,529
Cost of sales	(589,318,547)	96.9	(456,446,007)	96.1
Gross profit	18,719,823	3.1	18,576,522	3.9
General and administrative expenses	(1,603,272)	0.3	(2,408,214)	0.5
Income from operations	17,116,551	2.8	16,168,308	3.4
Income before income taxes	14,704,108	2.4	15,287,265	3.2
Income tax expense	(3,509,860)	0.6	(3,951,602)	0.8
Net income	11,194,248	1.8	11,335,663	2.4
Other comprehensive income	1,953,352	0.3	1,359,726	0.3
Comprehensive income	$13,147,600	2.2	12,695,389	2.7

Net Revenues. Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $608 million in the year ended December 31, 2011 from $475 million in the same period in 2010, representing a 28% increase. This increase was due to a 16% increase in our revenue per ton of wire sold as a result of an increase in average wire prices. In addition, increased demand for our products increased our sales volume from 906,836MT to 995,755MT, representing period over period growth of 9.7% .

Cost of Sales. Our cost of sales increased $132.9 million, or 29%, to $589.3 million in the year ended December 31, 2011, from $456.4 million in 2010. The cost of sales as a percentage of revenues increased from 96.1% to 96.9% between the periods. The increase was primarily attributable to the increase of steel billet prices by 16.6% in 2011 as compared to 2010. Our cost of sales is largely dictated by movements in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold increased 17% period over period. In addition, increased demand for our products increased our sales volume by 9.7%

Gross Profit and Gross Margin. Our gross profit increased $0.1 million to $18.7 million for the year ended December 31, 2011 from $18.6 million in 2010. Gross margin declined from 3.9% for the year ended December 31, 2010 to 3.1% for the year ended December 31, 2011. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase prices and wire sales prices discussed above, as billet prices increased more than wire prices.

General and Administrative Expenses. Our general and administrative expenses decreased $0.8 million to $1.6 million in the year ended December 31, 2011, from $2.4 million in 2010. Decrease in general and administrative expenses from 2010 was because of lower expenses for being a public company in 2011 than in 2010. Also there were expenses for option awarded to Dr. Kornotzki, our former CFO and director of approximately $0.5 million in year 2010. On July 15, 2011, Dr. Kornotzki resigned as our CFO and director, only approximately $0.02 million was vested in year 2011.

Income Before Income Taxes. Our income before income taxes decreased to $14.7 million in the year ended December 31, 2011 from $15.3 million in 2010. This decrease was due to a decrease in our gross profit. In addition, we experienced higher interest expenses in association with increased use of bank acceptance notes.

Bank acceptance notes are common instruments used by companies in China to secure credit terms from their suppliers. These instruments feature a local bank guarantee of the payment risk, which is provided for a fee. In these arrangements, a company and a bank enter into a bank acceptance agreement pursuant to which the bank agrees to accept and pay when due the company’s bills payable to the supplier. Cashing in such bank acceptance notes before they mature enables us to purchase more steel billet, our main production input, at a discount. The cost of cashing in said bank acceptance notes early is passed on to the client by way of higher sales prices for non-cash purchases.

Income Tax. Income tax decreased to $3.5 million in the year ended December 31, 2011 from $4.0 million in 2010 because of lower taxable income from the Chinese subsidiary.

Net Income. In the year ended December 31, 2011, we generated net income of $11.2 million, compared to $11.3 million in 2010. This decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $2,765,153, consisting primarily of cash on hand and demand deposits. The following table provides detailed information about our net cash flows for the year ended December 31, 2011. To date, we have financed our operations organically and through cash flows from equity contributions by our shareholders.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows	Year Ended
	December 31,
	2011	2010
Net cash provided by (used in) operating activities	$2,259,057	(40,692,431)
Net cash provided by (used in) investing activities	(840,015)	40,863,641
Net cash provided by financing activities	816,940	-
Effect of exchange rate changes on cash	235,726	6,725
Net increase in cash and cash equivalents	2,471,708	177,935
Cash and cash equivalents at beginning of the year	293,445	115,510
Cash and cash equivalents at end of the year	$2,765,153	293,445

Operating activities

Net cash provided by operating activities was $2.3 million for the year ended December 31, 2011, as compared to net cash used in operating activities of $40.7 million for the same period in 2010.

Our cash flows from operating activities changed significantly because we took measures to reduce the balance of our advances to suppliers and inventory levels causing an increase of operating cash flow by approximately $11 million and $31 million, respectively.

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

Management determined to eliminate this type of related party transaction and instead conduct business with the Longhai Steel Group on an arms-length basis as of the second quarter of 2010. This action required that the loan granted to Longhai Steel Group and prepayments from our wholesale customer be repaid in year 2010. This resulted in a net cash out flow of approximately $18 million in operating activities, and compared with approximately $3 million cash provided by operating activities, the increase was approximately $21 million. That was accompanied by a matching in flow in cash from investing activities of approximately $42 million leading to decrease in cash provided by investing activities by approximately $42 million.

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

The Company made prepayment for purchasing steel billet from Longhai Steel Group of approximately $31 million in year 2011, reducing the cash provided by operating activities by approximately $31 million.

Investing activities

Net cash used in investing activities for the year ended December 31, 2011 was $0.8 million, as compared to net cash provided by investing activities of $40.9 million during 2010. The significant decrease of cash provided by investing activities is caused by the reason discussed above in the operating activities related to the passed-through prepayment to Longhai Steel Group.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2011 was $0.8 million, as compared to no net cash used during 2010.

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

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the year ended December 31, 2011 or 2010.

Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements or decrease due to market conditions and product life cycle changes. We estimate the demand requirements based on market conditions, forecasts prepared by customers, sales contracts and orders in hand. There was no allowance for inventory impairment as of December 31, 2011 and 2010.

In addition, we estimate net realizable value based on intended use, current market value and inventory ageing analyses. We write down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions.

Comprehensive Income

We have adopted the provisions of ASC 220 Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.

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

The balance sheet amounts at December 31, 2011, with the exception of shareholders’ equity, were translated at the exchange rate of 6.3585 RMB to the U.S. $1.00 compared to the exchange rate of 6.6118 RMB to the U.S. $1.00 at December 31, 2010. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the year ended December 31, 2011 and 2010 was 6.4640 RMB and 6.7790 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $4,119,896 and $2,166,544 as of December 31, 2011 and December 31, 2010, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. These changes become effective for the Company on January 1, 2012. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011 and interim and annual periods thereafter. These changes become effective for the Company on January 1, 2012. Other than the change in presentation, management has determined that the adoption of these changes will not have a material impact on the Company’s Consolidated Financial Statements.

The FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures -Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have a material impact on the Company’s Consolidated Financial Statements.

In December 2011, The FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Companies should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management has determined that the adoption of these changes will not have a material impact on the Company’s Consolidated Financial Statements.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in Chinese RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to 1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On March 22, 2012, the RMB traded at 6.3243 to the US. Dollar.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 19, 2012, the Audit Committee of the Company dismissed MaloneBailey LLP (“MaloneBailey”) as its independent registered public accounting firm. The dismissal did not result from any dissatisfaction with the quality of professional services rendered by MaloneBailey.

MaloneBailey’s reports on our financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the fiscal years ended December 31, 2010 and December 31, 2009, and the subsequent interim period through January 19, 2012, the Company did not have any disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey’s satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report as described in Item 304 (a)(1)(iv) of Regulation S-K. There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years and the subsequent interim period through January 19, 2012.

On January 19, 2012, the Company’s Audit Committee engaged Marcum Bernstein & Pinchuk LLP (“MBP”) as its new independent registered public accounting firm. Neither the Company, nor anyone on its behalf, consulted MBP during the Company’s two most recent fiscal years and any subsequent interim period prior to the Company’s engagement of MBP regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

We furnished MaloneBailey with a copy of this disclosure on January 27, 2012, providing MaloneBailey with the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from MaloneBailey, dated January 27, 2012, is filed as Exhibit 16 to the current report on Form 8-K dated January 27, 2012.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Chaojun Wang, and Chief Financial Officer, Mr. Heyin Lv, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, Messrs. Wang and Lv determined that, as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective.

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

Management evaluation the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Chaojun Wang	56	Chairman, Chief Executive Officer and President
Steven Ross	54	Executive Vice President and Director
Heyin Lv	39	Chief Financial Officer
Dongmei Pan	49	Chief Technology Officer
Michael Grieves	62	Director (Independent)
Jeff Cooke	50	Director (Independent)
Marshall Toplansky	61	Director (Independent)

Mr. Chaojun Wang. Mr. Wang has served as our Chairman and Chief Executive Officer since March 2010 and has served as the Chief Executive Officer of Longhai since its inception in 2008. He has also served as Chairman of Longhai Steel Group, our former parent company, since 1999. Mr. Wang is also a member of the local parliament and holds a Bachelor’s Degree in enterprise management from the Shijiazhuang Railway College.

Mr. Steven Ross. Mr. Ross has served as our Executive Vice President and as a member of our Board of Directors since January 11, 2012. Mr. Ross has over 25 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises. Mr. Ross is currently Managing Director of MTN Capital Partners, or MTN, a New York-based private equity firm focused on lower middle market transactions. Prior to joining MTN, Mr. Ross was CEO of National Investment Managers from 2006 until its sale to a private equity firm in 2011. Under Mr. Ross’ leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States. Mr. Ross’ previous roles have included Vice President and General Manager of the Computer Systems Division of Toshiba America with overall responsibility for Toshiba’s $3 billion computer business in the US and South America, as well as President & General Manager – Computer Reseller Division and President of Corporate Marketing at Inacom, a $7 billion Fortune 500 provider of computer products and services. Mr. Ross has also held senior management positions at DynTek, Intelligent Electronics, Dell Computer Corporation and PTXI/Bull HN Information Systems.

Mr. Heyin Lv. Mr. Lv has served as our Chief Financial Officer since July 15, 2011 and served as the Chief Financial Officer of Longhai from August 2008 to July 2011, where he was responsible for financial reporting, financial planning and analysis, budgeting and treasury management. From 2007 to March 2008, Mr. Lv was an auditor with Xingtai Zhengda Audit Firm. In 2006, Mr. Lv was the Financial Director of Hebei Xingda Group, responsible for financial reporting and treasury management. From 2001 to 2005, Mr. Lv served as the Financial Manager for Xingtai Century Auto Trading Co., Ltd., responsible for financial reporting and financing. Mr. Lv graduated from Xingtai Accounting and Trade School and earned a bachelor’s degree in Accounting. He is a Certified Public Accountant in China.

Ms. Dongmei Pan. Ms. Pan has served our Chief Technology Officer since March 26, 2010 and as Longhai’s Chief Technology Officer since its inception in October 2008. Ms. Pan graduated from Hebei Polytechnic University with a bachelor’s degree in metal processing. Previous work experience includes chief technology officer of Xingtai Steel Co Ltd from 1983 to 1995, chief technology officer of Henan Luoherenhe Steel Wire Co Ltd from 1995 to 1998 and vice-manager and chief technology officer of our predecessor company, Longhai Steel Group from 2003 to 2008. She published articles about the steel market and is a certified steel rolling and wire production engineer.

Dr. Michael Grieves. Dr. Grieves has served as a member of our Board of Directors since January 11, 2012. Dr. Grieves is a world-recognized expert in Product Lifecycle Management, engineering, manufacturing, and information systems and lectures worldwide on those topics. Dr. Grieves has been the Managing Member of Michael W. Grieves, LLC since 2000 and was Research Professor of Oakland University between 2008 and 2009. Dr. Grieves has written extensively in both industry and academic periodicals and has been an executive, manager, and entrepreneur for over 40 years. Dr. Grieves has served as Chairman, CEO, board member, and audit committee chairman of public companies, both domestic and international. He has affiliations and/or appointments with the following universities: Purdue University, University of Iowa, CIMBA Italy, and Oakland University. Dr. Grieves consults for a select number of leading organizations, including NASA. Dr. Grieves has an extensive following in China of his work in Product Lifecycle Management. His seminal book, Product Lifecycle Management: Driving the Next Generation of Lean Thinking, has been translated into both simplified and traditional Chinese and is used in both industry and academia. He has lectured at some of China’s leading universities, including Shanghai Jiao Tong University (SJTU), Beihang University, Tsinghua University, Dalian University and Beijing University.

Mr. Jeff Cooke. Mr. Cooke has served as a member of our Board of Directors since January 11, 2012. Mr. Cooke has been a CEO at multiple early stage companies and an executive at Hewlett Packard, Apple Computer and NEC. Mr. Cooke is currently President and CEO at Global Digital Strategies, Inc., which offers strategic executive leadership and specializes in providing the bridge from strategy to execution, primarily for early stage companies and those undergoing a significant change in direction. Since 2000, when Mr. Cooke joined Global Digital Strategies, he has led eight companies, including serving as President and Managing Partner of Granite Ventures, LLC from January 2007 to the present, and has completed five successful company sales. Mr. Cooke has led global businesses at Hewlett Packard, Apple Computer and NEC Computers. While at Hewlett Packard, Mr. Cooke helped establish and lead its procurement and manufacturing presence in developing Asia, including China, Malaysia, India, Thailand and Singapore. Mr. Cooke also led Hewlett Packard’s service and support activity for PC’s and printers globally, building support infrastructure directly and through partners in 72 countries, including a major presence in China. In this role, he had P&L responsibility for $1.4 billion and net profit of over $200 million. Mr. Cooke also led Apple Computer’s global service and support activity, establishing a presence in China and South East Asia, as well as NEC Computers during a time of significant turnaround of that business, spending a great deal of time in Japan.

Mr. Marshall Toplansky. Mr. Toplansky has served as a member of our Board of Directors since January 11, 2012. From 2007 through October 2009, Mr. Toplansky was the Chairman and CEO of Core Strategies, Inc. which was acquired by Wise Window, Inc. in October 2009. Since November 2009, Mr. Toplansky has been the President of Wise Window, Inc. the leader in mass opinion business intelligence, and serves on the firm’s Board of Directors. He served as Vice President of Marketing Strategy and Insight at Gateway Computers, as well as Chief Marketing Officer of the modem manufacturer U.S. Robotics. In 2010, Toplansky was elected to the Technology Hall of Fame for his role in creating the A+ Certification program, the global standard in technology service certifications. Mr. Toplansky received a BA (magna cum laude) in political science and Chinese studies from the State University of New York at Albany, where he studied Mandarin under well-known novelist Yu Li-Hwa. He has lectured in China on the topic of the utilization of technology in business simulation and planning and served as a consultant on East Asian strategy to several companies. In 2001, he was a featured speaker at the Milken Global Conference in Los Angeles, predicting the future Chinese dominance of world marketing. He holds an MBA from Harvard Business School.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a U.S. public company that manufacturers and sells steel wire products in eastern China. Therefore, the Board believes that a diversity of professional experiences in the steel industry in China, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Mr. Chaojun Wang. Mr. Wang has served as our Chairman and Chief Executive Officer since March 2010 and has served as the Chief Executive Officer of Longhai since its inception in 2008. He has also served as Chairman of Longhai Steel Group, our former parent company, since 1999. He contributes invaluable long-term knowledge of our business and operations and extensive experience in the Chinese steel industry.

Mr. Steven Ross. Mr. Ross has over 25 years of senior management experience, ranging from high growth private companies to multi-billion dollar divisions of public enterprises, making him a valuable member of our Board.

Dr. Michael Grieves. Dr. Grieves is a world-recognized expert in Product Lifecycle Management, engineering, manufacturing, and information systems and lectures worldwide on those topics. He has served as Chairman, CEO, board member, and audit committee chairman of public companies, both domestic and international. His experience serving on public company boards is invaluable to our Board.

Mr. Jeff Cooke. Mr. Cooke has been a CEO at multiple early stage companies and an executive at Hewlett Packard, Apple Computer and NEC, making him a valuable member of our Board.

Mr. Marshall Toplansky. Mr. Toplansky has been an executive of several companies with extensive experience in strategic development and corporate governance. He also has solid understanding of Chinese language and culture which is highly appreciated as a member of our Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities to file with the SEC statements of ownership and changes in ownership. The same persons are required to furnish us with copies of all Section 16(a) forms they file. Except as set forth below, we believe that all of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities complied with the applicable filing requirements during fiscal year 2011.

During fiscal year 2011, a Form 3 was filed late by Mr. Heyin Lv, our Chief Financial Officer, due to administrative oversight.

In making these statements, we have relied upon examination of the copies of all Section 16(a) forms provided to us and the written representations of our executive officers, directors and beneficial owner of more than 10% of a registered class of our equity securities.

Code of Ethics

On June 19, 2010, our Board of Directors adopted a code of ethics, which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC, and in other public communications that we made; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to the appropriate person or persons; and accountability for adherence to the code of ethics. A copy of the code of ethics has been filed as Exhibit 14 of our current report on Form 8-K filed with the SEC on July 20, 2010.

Board Composition and Committees

The Company is governed by a Board of Directors that currently consists of five members: Mr. Chaojun Wang, Mr. Steven Ross, Dr. Michael Grieves, Mr. Jeff Cooke and Mr. Marshall Toplansky. Our Board has determined that Dr. Michael Grieves, Mr. Jeff Cooke and Mr. Marshall Toplansky are “independent” directors, within the meaning of the Marketplace Rules of the NASDAQ Stock Market LLC, or the NASDAQ Marketplace Rules. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. Each Committee is comprised entirely of independent directors. From time to time, the Board may establish other committees. The Board has adopted a written charter for each of the Committees. Copies of the charters have been filed as Exhibits 99.1, 99.2 and 99.3 to our current report on Form 8-K filed with the SEC on July 20, 2010.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee is currently composed of three members, Dr. Michael Grieves, Mr. Jeff Cooke and Mr. Marshall Toplansky. Our Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable rules and regulations of the SEC for audit committee membership and is an “independent” director within the meaning of the NASDAQ Marketplace Rules. Each Audit Committee member also meets NASDAQ’s financial literacy requirements. Dr. Grieves serves as Chair of the Audit Committee.

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

Our Board of Directors has determined that Dr. Grieves is the “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Our Compensation Committee is currently composed of three members, Dr. Michael Grieves, Mr. Jeff Cooke and Mr. Marshall Toplansky, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Toplansky serves as Chair of the Compensation Committee.

Our Compensation Committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our Chief Executive Officer may not be present at any committee meeting during which his compensation is deliberated. Our Compensation Committee will be responsible for, among other things:

  approving and overseeing the compensation package for our executive officers;
  reviewing and making recommendations to the Board with respect to the compensation of our directors;
  reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and
  reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

The Compensation Committee will have the sole authority to retain and terminate outside counsel, compensation consultants retained to assist the Compensation Committee in determining the compensation of the Chief Executive Officer or senior executive officers, or other experts or consultants, as it deems appropriate, including sole authority to approve the firms’ fees and other retention terms. The Compensation Committee may also form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee. The Compensation Committee may from time to time seek recommendations from the executive officers of the Company regarding matters under the purview of the Compensation Committee, though the authority to act on such recommendations rests solely with the Compensation Committee.

Governance and Nominating Committee

Our Governance and Nominating Committee is currently composed of three members, Dr. Michael Grieves, Mr. Jeff Cooke and Mr. Marshall Toplansky, each of whom is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Cooke serves as Chair of the Governance and Nominating Committee.

Our Governance and Nominating Committee will assist the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. Our Governance and Nominating Committee is responsible for, among other things:

  identifying and recommending to the Board nominees for election or re-election to the Board, or for appointment to fill any vacancy;
  reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;
  identifying and recommending to the Board the directors to serve as members of the Board’s committees; and
  monitoring compliance with our code of ethics.

In identifying and recommending nominees for election or re-election to the Board, or for appointment to fill any vacancy, the Governance and Nominating Committee is also committed to engendering Board strength and effectiveness by seeking candidates with a diverse set of business, academic and life experiences and backgrounds who also possess knowledge and skills in areas of importance to the Company. The Governance and Nominating Committee will not use quotas but will consider diversity when evaluating potential new directors.

The Governance and Nominating Committee will identify director candidates primarily through recommendations made by the non-employee directors. These recommendations will be developed based on the directors’ own knowledge and experience in a variety of fields. Additionally, the Governance and Nominating Committee will consider recommendations made by the employee directors, stockholders, and others. All recommendations, regardless of the source, will be evaluated on the same basis.

Stockholders may send recommendations for director candidates to our Corporate Secretary, at our most recent address with the SEC. A submission recommending a candidate should include: sufficient biographical information to allow the Governance and Nominating Committee to evaluate the candidate; information concerning any relationship between the candidate and the stockholder recommending the candidate; and material indicating the willingness of the candidate to serve if nominated and elected.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table —Years Ended December 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Chaojun Wang, Chief Executive Officer (1)	2011	37,129	0	0	0	0	37,129
	2010	10,325	-	-	-	-	10,325
Eberhard Kornotzki, Former Chief Financial Officer (2)	2011	10,000	0	0	20,761	0	30,761
	2010	18,000	-	-	519,006	-	537,006
Heyin Lv Chief Financial Officer(3)	2011	6,497	-	-	-	-	6,497

(1)

On March 26, 2010, we acquired Kalington in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Chaojun Wang became our Chief Executive Officer. Prior to June 2010, Mr. Wang did not receive any annual, long term and other compensation from the Company or any of its subsidiaries or affiliates.

(2)

Dr. Eberhard Kornotzki served as our Chief Financial Officer from April 1, 2010 until July 15, 2011. The option awards in 2010 represents options granted to Dr. Kornotzki, in accordance with his employment agreement with the Company, to purchase 200,000 shares on April 1, 2010, as described in Note 14 – Stock Option Plan in the accompanying financial statements. None of the options has been exercised so far.

(3)	Heyin Lv became our Chief Financial Officer on July 15,2011.

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

Mr. Chaojun Wang’s employment agreement provides for an annual salary of RMB 240,000 (approximately $37,129), commencing June 1, 2010.

On July 15, 2011, we entered into an employment agreement with Mr. Heyin Lv pursuant to which Mr. Lv is compensated $542 a month. The term of his employment agreement is from July 15, 2011 to July 15, 2016.

On December 21, 2011, Mr. Ross and the Company entered into an Employment Agreement, pursuant to which Mr. Ross receives compensation of $10,000 per month commencing January 1, 2012, increasing to $20,000 per month in the event certain conditions are met, and a Stock Option Agreement, pursuant to which Mr. Ross was granted an option to purchase 300,000 shares of the Company’s common stock, with half exercisable and vesting on January 1, 2012 and the remaining half exercisable and vesting on December 31, 2012. The option exercise price per share is $.13, the market bid price of the Company’s common stock on December 21, 2011.

Other than the salary and necessary social benefits required by the government, which are defined in their employment agreements, we currently do not provide other benefits to our officers at this time. Our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2011 for each of our named executive officers.

Name	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Eberhard Kornotzki	150,000	50,000	-	6.00

On April 1, 2010, we granted to Dr. Kornotzki a 5-year option to purchase 200,000 shares of our common stock, at an exercise price of $6.00 per share. Half of the options were immediately exercisable and one-fourth vest on each anniversary date of the grant over the next two years. On July 15, 2011, Dr. Kornotzki resigned as our CFO and director. He did not exercise any of his options within six months after the resignation. The exercisable and vested options are considered expired and no longer exercisable.

We use the Black-Scholes option pricing model to measure the fair value of stock options. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of our stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See also Note 14 – Stock Option Plan in the accompanying financial statements.

Compensation of Directors

The following table sets forth the total compensation earned by our directors during fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Joel D. Mayersohn	0	-	-	-	0
Michael Billings	0	-	-	-	0
Jean Kester	0	-	-	-	0

Joel D. Mayersohn, Michael Billings and Jean Kester resigned from our Board of Directors on January 4, 2012, August 16, 2011 and August 15, 2011, respectively.

On January 11, 2012, Dr. Michael Grieves, Mr. Jeff Cooke and Mr. Marshall Toplansky were appointed to our Board of Directors. At such time, each director entered into our form of Independent Director Agreement, pursuant to which each director will receive $2,500 per Board meeting as compensation. In addition, Dr. Grieves was granted an option to purchase 40,000 shares of our common stock and each of Messrs. Cooke and Toplansky was granted an option to purchase 30,000 shares of our common stock, with half vesting on January 11, 2012 and the remaining half vesting on December 31, 2012. The option exercise price per share is $0.70, the market bid price of our common stock on January 11, 2012.

Mr. Wang and Mr. Ross are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2012 (1) by each person who is known by us to beneficially own more than 5% of our common stock; (2) by each of our officers and directors; and (3) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 1 Jingguang Road, Neiqiu County, Xingtai City, Hebei Province, People’s Republic of China, 054000.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Chaojun Wang	Chairman, Chief Executive Officer and President	Common Stock	5,100,330(3)	51.0%
Steven Ross	Executive Vice President and Director	Common Stock	150,000(4)	1.5%
Heyin Lv	Chief Financial Officer	Common Stock	0	*
Dongmei Pan	Chief Technology Officer	Common Stock	0	*
Michael Grieves	Director	Common Stock	20,000(5)	*
Jeff Cooke	Director	Common Stock	15,000(6)	*
Marshall Toplansky	Director	Common Stock	15,000(7)	*
All officers and directors as a group (7 persons)		Common Stock	5,300,330	53.0%
5% Security Holders
Merry Success Limited P.O. Box 957 Offshore Incorporation Centre Road Town, Tortola British Virgin Islands		Common Stock	5,100,330	51.0%
Chaojun Wang		Common Stock	5,100,330(3)	51.0%
Xingfang Zhang Zheng No.15 No.33 North Xinhua Road Qiaodong District, Xingtai Hebei Province People’s Republic of China		Common Stock	2,900,825	29.0%

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 10,050,418 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2012.

(3)

Includes 5,100,330 shares of our common stock held by Merry Success Limited. Merry Success Limited is owned by Jinhai Guo, however, Chaojun Wang serves as Chief Executive Officer and Director of Merry Success Limited and exercises dispositive control over the shares held by it.

(4)

On December 21, 2011, we granted to Mr. Ross a 3-year option to purchase 300,000 shares of our common stock at an exercise price of $0.13 per share, with half vesting on January 1, 2012 and the remaining half vesting on December 31, 2012.

(5)

On January 11, 2012, we granted to Dr. Grieves a 3-year option to purchase 40,000 shares of our common stock at an exercise price of $0.70 per share, with half vesting on January 11, 2012 and the remaining half vesting on December 31, 2012.

(6)

On January 11, 2012, we granted to Mr. Cooke a 3-year option to purchase 30,000 shares of our common stock at an exercise price of $0.70 per share, with half vesting on January 11, 2012 and the remaining half vesting on December 31, 2012.

(7)

On January 11, 2012, we granted to Mr. Toplansky a 3-year option to purchase 30,000 shares of our common stock at an exercise price of $0.70 per share, with half vesting on January 11, 2012 and the remaining half vesting on December 31, 2012.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuances under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2010 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

  In 2011 and 2010, Longhai purchased production utilities from Longhai Steel Group in the amounts of $3,006,870 and $5,267,131, respectively.

  During 2011 and 2010, Longhai sold to the members of Longhai Steel Group steel scrap in the amount of $7,573,098 and $4,703,287, respectively.

  On August 1, 2011, Longhai entered into a lease agreement with Longhai Steel Group, a related party, pursuant to which Longhai leased approximately 90,500 square meters of manufacturing space and all wire making equipment contained in the space (the “Lease”). Longhai commenced the Lease on August 1, 2011 and started operating the new production line (the “New Line”) on August 22, 2011. The New Line has the capacity to produce alloy steel, cold forging steel and welding rod. It is expected to increase Longhai’s annual capacity by approximately 60%. Lease expense of 2011 was $902,434. Longhai leases a five-story office space and the building which houses our production facilities from the Longhai Steel Group. The rent expense for such facilities for the years ended December 31, 2011 and 2010 was $29,986 and $28,593, respectively.

  On June 30, 2011, the Company lent $2,941,200 or 19 million RMB to our related party, Longhai Steel Group for operational purposes. The term of the loan is two months and bears interest at 0.999% monthly rate. We noted the loan to related party is in violation to Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. The loan has short term of two months and we intended to settle the outstanding loan balance within the time period noted here. By September 13, 2011, the related party has fully repaid the loan to us.

  In May 2010, we placed an order for steel billet with Xingtai Shenrui Trading Company, or Shenrui, a related party under indirect control of Mr. Chaojun Wang, our Chairman and Chief Executive Officer, and gave Shenrui a cash deposit in the amount of $15,244,809 in connection with this order. The order was subsequently cancelled. The cash deposit was returned in full by August 4, 2010. During 2010, the Company sold $15,450,433 of steel wire to Shenrui.

  In 2011, the Company purchased $13,498,213 billet directly from Longhai Steel Group. The Company also made purchases from Longhai Steel Group through independent third party trading companies in the amount of $543,391,510 and $450,299,668 in 2011 and 2010, respectively. As of December 31, 2011 and December 31, 2010, amounts due from Longhai Group are $ 31,812,188 and 0, respectively.

  In connection with the reverse acquisition, on March 26, 2010 we issued 7,450,000 shares of our common stock (equivalent to 59,600 shares of our common stock on a post-split basis) to Goodwin Ventures, Inc., our controlling stockholder immediately prior to the reverse acquisition, in consideration for Goodwin Ventures, Inc. pay off of approximately $90,000 in our liabilities immediately prior to the reverse acquisition.

  The Company offered customers sales discounts in return for cash deposits. These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd. In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of $nil and $1,527,203 in the fiscal year ended December 31, 2011 and 2010, respectively. The Company recorded these reimbursements as earned finance income which is included in net revenue. These cash deposits were repaid in full by Longhai Steel Group at the closing of the reverse merger transaction

  On March 19, 2010, Kalington Consulting and Longhai entered into the VIE Agreements, pursuant to which Longhai became Kalington Consulting’s contractually controlled affiliate. See Item 1 “Business—Our Corporate History and Background” for a description of the VIE Agreements.

Although Longhai has taken steps to reduce the number of related party transactions with Longhai Steel Group and has implemented safeguards to reduce the potential for related party transactions to benefit Longhai Steel Group to the detriment of Longhai, any related party transactions between Longhai and Longhai Steel Group may present conflicts of interest for our management. For example, although Longhai’s facility lease agreement with Longhai Steel Group restricts Longhai Steel Group’s ability to unilaterally terminate or change the terms of the lease, Longhai’s management—who also manage Longhai Steel Group — could have an incentive to amend these provisions of the lease to remove these protections or to increase lease payments to the benefit of Longhai Steel Group. Similarly, although Longhai purchases its steel billet needs from third parties (which, in turn, purchase from Longhai Steel Group) rather than from Longhai Steel Group directly, Longhai Steel Group could take steps to increase the costs of such billet to Longhai’s detriment. In particular, Longhai Steel Group is able to supply steel to Longhai less expensively than competitors because, while the base price of steel billet is comparable across the region, (i) Longhai Steel Group’s cost of transporting steel to Longhai is lower given its proximity to Longhai and (ii) Longhai Steel Group can deliver hot steel billet given such proximity, which reduces Longhai’s energy costs and factors into Longhai’s calculation of its true steel billet costs. Longhai Steel Group could use this advantage to increase its price to a level that is higher than it would otherwise charge, knowing that the ultimate price to Longhai would remain comparable after factoring in such additional benefits. At the same time, the management of Longhai could cause Longhai to purchase steel from third parties that purchase from Longhai Steel Group, even where such purchases would not be in Longhai’s best economic interest.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Dr. Michael Grieves, Mr. Jeff Cooke and Mr. Marshall Toplansky are independent directors, as the term “independent” is defined by the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Audit Fees	$114,048	$123,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$114,048	$123,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Marcum Bernstein & Pinchuk LLP for our financial statements as of and for the year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2012

LONGHAI STEEL INC.

By:	/s/ Chaojun Wang
Chaojun Wang
Chief Executive Officer

By:	/s/ Heyin Lv
Heyin Lv
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaojun Wang	Chairman and Chief Executive Officer	March 29, 2012
Chaojun Wang	(Principal Executive Officer)

/s/ Heyin Lv	Chief Financial Officer	March 29, 2012
Heyin Lv	(Principal Financial and Accounting Officer)

/s/ Steven Ross	Executive Vice President and Director	March 29, 2012
Steven Ross

/s/ Michael Grieves	Director	March 29, 2012
Michael Grieves

/s/ Jeff Cooke	Director	March 29, 2012
Jeff Cooke

/s/ Marshall Toplansky	Director	March 29, 2012
Marshall Toplansky

LONGHAI STEEL INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Longhai Steel, Inc.

We have audited the accompanying consolidated balance sheet of Longhai Steel, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of  internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ Marcum Bernstein &Pinchuk LLP

New York, New York
March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Longhai Steel Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Longhai Steel Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2010 and the related consolidated statements of operations and comprehensive income, change in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements and the financial statement footnotes are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Longhai Steel Inc. as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement footnotes, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
March 14, 2011

LONGHAI STEEL INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	As of December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$2,765,153	$293,445
Accounts receivable, net	905,232	908,327
Inventory, net	3,633,190	8,500,770
Advances to suppliers	27,183,336	36,690,325
Tax receivable	3,048,825	276,638
Prepaid expenses	10,881	10,465
Notes receivable	15,727	226,867
Other current assets	2,376,867	6,350,750
Current deferred tax assets	65,964	74,976
Due from related parties	32,844,632	-
Total current assets	72,849,807	53,332,563

Property, plant and equipment, net	22,514,658	24,648,690
Intangible assets	42,463	-
Non-current deferred tax assets	53,864	-
TOTAL ASSETS	$95,460,792	$77,981,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,093,254	$8,355,457
Advances from customers	19,269,063	15,692,067
Income tax payable	6,467,260	5,701,872
Accrued liabilities	518,295	2,209,976
Loan from third party	3,625,069	-
Due to related party	-	1,531,755
Total current liabilities	37,972,941	33,491,127

Non-current deferred tax liabilities	-	170,686
TOTAL LIABILITIES	37,972,941	33,661,813

STOCKHOLDERS’S EQUITY
Common Stock, .001 par value, 100,000,000 shares authorized, 10,050,418 shares and 10,000,000 shares issued and outstanding, respectively	10,050	10,000
Additional paid-in capital	3,194,658	3,173,897
Statutory reserve	1,475,198	1,475,198
Accumulated other comprehensive income	4,119,896	2,166,544
Retained earnings	48,688,049	37,493,801
TOTAL STOCKHOLDERS’ EQUITY	57,487,851	44,319,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,460,792	$77,981,253

Only the assets of the VIE can be used to settle the obligations of the VIE. Conversely, liabilities recognized by the consolidated VIE do not represent additional claims on the Company’s assets, see detailed disclosure in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010

Revenue	$608,038,370	$475,022,529
From unrelated party	600,465,272	454,868,809
From related party	7,573,098	20,153,720
Cost of revenue	(589,318,547)	(456,446,007)
Gross profit	18,719,823	18,576,522

General and administrative expenses	(1,603,272)	(2,408,214)
Income from operations	17,116,551	16,168,308

Interest income	8,619	5,047
Interest expense	(2,382,054)	(876,492)
Other expenses	(39,008)	(9,598)
Total other income and expenses	(2,412,443)	(881,043)

Income before income taxes	14,704,108	15,287,265
Income tax expense	(3,509,860)	(3,951,602)

Net income	$11,194,248	$11,335,663

Net Income per share – basic and diluted	$1.12	$1.14

Weighted average shares outstanding – basic and diluted	10,001,401	9,965,068

Comprehensive Income
Net income	$11,194,248	$11,335,663
Other comprehensive income	1,953,352	1,359,726
Comprehensive income	$13,147,600	$12,695,389

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Statutory	Comprehensive	Retained
	Shares	Amount	Capital	Reserve	Income	Income	Total
Balance December 31, 2009	9,850,000	$9,850	$2,655,041	$-	$806,818	$27,633,336	$31,105,045

Issuance of shares for reverse merger	150,000	150	(150)	-	-	-	-
Stock-based compensation	-	-	519,006	-	-	-	519,006
Allocation of statutory reserve	-	-	-	1,475,198	-	(1,475,198)	-
Foreign currency translation	-	-	-	-	1,359,726	-	1,359,726
Net income	-	-	-	-	-	11,335,663	11,335,663
Balance December 31, 2010	10,000,000	$10,000	$3,173,897	$1,475,198	$2,166,544	$37,493,801	$44,319,440
Issuance of common stock	50,418	50	-	-	-	-	50
Stock-based compensation	-	-	20,761	-	-	-	20,761
Foreign currency translation	-	-	-	-	1,953,352	-	1,953,352
Net income	-	-	-	-	-	11,194,248	11,194,248

Balance December 31, 2011	10,050,418	$10,050	$3,194,658	$1,475,198	$4,119,896	$48,688,049	$57,487,851

The accompanying notes are an integral part of these consolidated financial statements.

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$11,194,248	$11,335,663
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	3,197,237	3,035,963
Deferred taxes	(219,351)	(1,280,927)
Stock based compensation	20,761	519,006
Changes in operating assets and liabilities:
Accounts receivable	39,280	(866,783)
Inventory	5,206,220	(5,877,616)
Advance to suppliers	10,968,601	(19,999,427)
Prepaid expenses and other current assets	4,226,875	(6,190,173)
Tax receivable	(3,724,511)	1,323,731
Due to / from related parties	(30,665,935)	1,738,889
Accounts payable	(595,055)	(7,520,512)
Accrued liabilities	(879,439)	(1,899,225)
Advance from customers	2,951,880	(18,226,423)
Income tax payable	538,246	3,215,403
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,259,057	(40,692,431)

Cash flows from investing activities:
Cash received from related parties	-	42,410,230
Cash lent to related parties	(2,941,200)	-
Cash repaid by related parties	2,941,200	-
Cash paid to related party for fixed assets	(885,585)	(1,158,010)
Trade notes receivable	220,178	(221,280)
Purchase of intangible assets	(42,463)	-
Purchase of property, plant and equipment	(132,145)	(167,299)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(840,015)	40,863,641

Cash flows from financing activities:
Cash repayment to related parties	(25,743,286)	(52,852,914)
Cash advance from related parties	22,935,157	52,852,914
Loan from third party	3,625,069	-
CASH PROVIDED BY FINANCING ACTIVITIES	816,940	-
Effect of exchange rate changes on cash	235,726	6,725
Net increase in cash and cash equivalents	2,471,708	177,935

Cash and cash equivalents, beginning balance	293,445	115,510
Cash and cash equivalents, ending balance	$2,765,153	$293,445

NON-CASH TRANSACTIONS
Common stock issuance – non cash	$50	$-
Assumption of VAT Liability from related party	$963,345	$-
SUPPLEMENTARY DISCLOSURE:
Interest paid	$2,382,054	$876,471
Income tax paid	$3,196,123	$2,017,078

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

On March 18, 2010, prior to the reverse acquisition transaction, Mr. Wang entered into a call option agreement, the Merry Success Option Agreement, with Jinhai Guo, the sole shareholder of Merry Success Limited, pursuant to which, Mr. Wang has the right to acquire up to 100% or the shares of Merry Success Limited for fixed consideration within the next three years. The Merry Success Option Agreement also provides that Mr. Guo shall not dispose any of the shares of Merry Success Limited without Mr. Wang’s consent. As a result of the Merry Success Option Agreement, Chaojun Wang, our Chief Executive Officer, beneficially owns a majority of our capital stock and voting power, as well as of Longhai and the Longhai Steel Group. Because of the common control between Kalington, Kalington Consulting and Longhai, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities based on Financial Accounting Standards Board (FASB) rules on business combinations and transactions among entities under common control. The restructuring has been accounted for using a manner similar to pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

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

Longhai PRC was originally formed on August 26, 2008 as a carve-out from the Longhai Steel Group of companies. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai PRC and owns 80% of the capital stock of Longhai PRC. Longhai PRC’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner) and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the Chief Executive Officer of the Longhai Steel Group.

Longhai leases a five-story office space and the building which houses our production facilities from the Longhai Steel Group, the Company’s related party. Until 2008, Longhai purchased 100% of its steel billet from the Longhai Steel Group. Prior to 2009, the Company purchased our steel billet at a slight discount from Longhai Steel Group, an entity owned and controlled by our CEO, Chaojun Wang. However, since 2009, the Company has purchased steel billet at prevailing market prices from trading companies. While they source their steel billet from local steel manufacturers, including Longhai Steel Group, they provide all of our billets only through Longhai Steel Group. They also function as financing intermediaries to facilitate delivery of steel billets to Longhai, The price of the billets has been set through arm’s length negotiations with Longhai Steel Group. Longhai Steel Group is able to supply steel to Longhai less expensively than competitors because, while the base price of steel billet is comparable across the region, (i) Longhai Steel Group’s cost of transporting steel to Longhai is lower given its proximity to Longhai and (ii) Longhai Steel Group can deliver hot steel billet given such proximity, which reduces Longhai’s energy costs and factors into Longhai’s calculation of its true steel billet costs. The Company’s purchasing team monitors and tracks movements in steel billet prices daily and provides regular guidance to management to respond quickly to market conditions and aid in long term business planning. Steel Billet is the principal raw material used in our production of steel wire. Longhai also purchases production utilities from the Longhai Steel Group.

Prior to the reverse acquisition transaction, Mr. Wang entered into a call option agreement, the Merry Success Option Agreement, with Jinhai Guo, the sole shareholder of Merry Success Limited, pursuant to which, Mr. Wang has the right to acquire up to 100% or the shares of Merry Success Limited for fixed consideration within the next three years. The Merry Success Option Agreement also provides that Mr. Guo shall not dispose any of the shares of Merry Success Limited without Mr. Wang’s consent. As a result of the Merry Success Option Agreement, Chaojun Wang, our Chief Executive Officer, beneficially owns a majority of our capital stock and voting power, as well as of Longhai. Since there is common control between the Company and Longhai PRC, for accounting purposes, the acquisition of Longhai PRC has been treated as a recapitalization with no adjustment to the historical basis of the assets and liabilities of the consolidated company based on Financial Accounting Standards Board (FASB) rules on business combinations and transactions among entities under common control. The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Summarized below is the information related to the consolidated VIE’s assets and liabilities as of December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$2,658,657	$191,570
Accounts receivable, net	905,232	908,327
Inventory, net	3,633,190	8,500,770
Advance to suppliers	27,183,336	36,690,323
Tax receivable	3,048,825	276,638
Prepaid expenses	10,881	10,465
Notes receivable	15,727	226,867
Other current assets	2,376,867	6,350,749
Current deferred tax assets	65,964	74,976
Due from related parties	32,844,632	-
Total current assets	72,743,311	53,230,685

Property, plant and equipment, net	22,514,658	24,648,688
Intangible assets	42,463	-
Non-current deferred tax assets	53,864	-
TOTAL ASSETS	$95,354,296	$77,879,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,093,254	$8,355,457
Advance from customers	19,269,063	15,692,066
Short-term borrowing	3,625,069	-
Income tax payable	6,467,167	5,701,872
Accrued liabilities	416,485	2,107,965
Due to related party	-	1,531,755
Total current liabilities	37,871,038	33,389,115

Non-current deferred tax liabilities	-	170,686

TOTAL LIABILITIES	$37,871,038	$33,559,801

Only the assets of the VIE can be used to settle the obligations of the VIE. Conversely, liabilities recognized by the consolidated VIE do not represent additional claims on the Company’s assets. For the year ended December 31, 2011, the financial performance of the VIE reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately $ 608,038,370, cost of sales of approximately $ 589,318,547, operating expenses of approximately $ 1,681,844 and net income of approximately $ 11,113,109. For the year ended December 31, 2010, the financial performance of the VIE reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately $ 475,022,529, cost of sales of approximately $ 456,446,007, operating expenses of approximately $ 1,889,208 and net income of approximately $ 11,854,806.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2011 and 2010 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai for the year ended December 31, 2011 and 2010. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of December 31, 2011 and 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Foreign Currency Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s PRC subsidiaries is the Renminbi (RMB). Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Gains and losses from foreign currency transactions are recorded in other comprehensive income.. The functional currency is the local currency for all non-U.S. subsidiaries.

The balance sheet amounts at December 31, 2011, with the exception of shareholders’ equity, were translated at the exchange rate of 6.3585 RMB to the U.S. $1.00 compared to the exchange rate of 6.6118 RMB to the U.S. $1.00 at December 31, 2010. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the years ended December, 2011 and 2010 was 6.4640 RMB and 6.77891 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in “accumulated other comprehensive income” in the consolidated statement of stockholders’ equity and were $4,119,896 and $2,166,544 as of December 31, 2011 and 2010, respectively.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of December 31, 2011 and 2010, the accounts receivable was $905,232 and $908,327, respectively. There was no allowance for doubtful accounts balance as of December 31, 2011 and 2010.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For 2011 and 2010, the Company performed an annual impairment review of long-lived assets and concluded that there was no impairment loss.

Revenue Recognition

Revenue Recognition

The Company recognizes sales in accordance with ASC Topic 605 Revenue Recognition.

The Company recognizes revenue when all the four following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services were rendered, (iii) the price to the customer is fixed or determinable and, (iv) collection of the resulting receivable is reasonably assured.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income position at the calculation dates. As of December 31, 2011 and 2010 respectively, the stock options issued to the Company’s former executive of 150,000 shares and 100,000 shares were anti-dilutive and excluded from the calculation of diluted earnings per share.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures”, adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available. The three levels are defined as follows:

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. These changes become effective for the Company on January 1, 2012. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011 and interim and annual periods thereafter. These changes become effective for the Company on January 1, 2012. Other than the change in presentation, management has determined that the adoption of these changes will not have a material impact on the Company’s Consolidated Financial Statements.

The FASB has issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures – Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7).

This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Other than the additional disclosure requirements, management has determined that the adoption of these changes will not have a material impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Companies should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management has determined that the adoption of these changes will not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3 – INVENTORY

Inventory as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
Raw material	$354,785	$235,152
Finished goods	2,410,057	6,423,029
Spareparts inventory	868,348	1,842,589
Total inventory	$3,633,190	$8,500,770

NOTE 4 – ADVANCE TO SUPPLIERS

	As of December 31,
	2011	2010
Advance to suppliers	$27,183,336	$36,690,325

Advance to suppliers represents amounts prepaid for raw materials. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 5 – TAX RECEIVABLE

Tax receivable as of December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
VAT deductable	$3,643,142	$900,740
Other tax payable	(594,317)	(624,102)
Total tax receivable	$3,048,825	$276,638

NOTE 6 – OTHER CURRENT ASSETS

As of December 31, 2011 and 2010, unverified input VAT was $2,376,867 and $6,350,750, respectively. Unverified input VAT represents input VAT amount that were pending verification through local tax bureau. The balance as of December 31, 2011 was fully verified and offset against output VAT in January 2012.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2011	2010
Plant and building	8,029,268	7,721,664
Machinery and equipment	20,839,312	20,014,123
Office furniture and equipment	9,058,075	8,686,807
Transportation equipment	182,075	96,988

Total property, plant and equipment	38,108,730	36,519,582
Less: accumulated depreciation	(15,594,072)	(11,870,892)

Total property, plant and equipment, net	$22,514,658	$24,648,690

Depreciation for the years ended December 31, 2011 and 2010 was $3,197,237 and $3,035,963, respectively.

NOTE 8 - RELATED PARTY BALANCE AND TRANSCATIONS

Due from related parties

As of December 31, 2011 and 2010, due from related parties was summarized as follows:

	As of December 31,
	2011	2010
Xingtai Longhai Steel Group Co., Ltd. (Longhai Steel Group)	$32,844,632	$-

The Company made payment to Longhai Steel Group, a related party under the control of Mr. Wang Chaojun, the Company’s Chief Executive Officer, as advance to suppliers. As of December 31, 2011 and 2010, the advance payments to Longhai Steel Group were $31,812,188 and 0, respectively. The remaining balance includes $1,603,266 on receivable from related party for sales of steel scrap, $365,876 on other receivables from related party and offset by $936,698 on accrued expenses of facility rental to related party.

In 2010, the Company offered customers sales discounts in return for cash deposits. These cash deposits were subsequently loaned to Xingtai Longhai Steel Group Co., Ltd. In consideration for the foregoing loans, the Company received reimbursements from Xingtai Longhai Steel Group Co., Ltd. on sales discounts to third party customers in the amount of $1,527,203 in 2010. The Company recorded these reimbursements as earned finance income which is included in net revenue. In 2011, the Company no longer provided such services to its related parties.

In May 2010 the Company placed an order for steel billet with Xingtai Shenrui Trading Company, a related party under indirect control of Mr. Wang Chaojun, the Company’s Chief Executive Officer and gave Xingtai Shenrui a cash deposit in the amount of $15,244,809 in connection with this order. The order was subsequently cancelled and the cash deposit was returned in full by August 4, 2010. There is no such transaction with Xingtai Shenrui Trading Company in 2011.

Due to related party

The Company purchases gas and other utilities used in the production of steel wire, from Xingtai Longhai Steel Group Co., Ltd., a related party under the control of Mr. Wang Chaojun, the Company’s Chief Executive Officer. Due to related party related to such utilities was summarized as follows:

	As of December 31,
	2011	2010
Xingtai Longhai Steel Group Co., Ltd.	$-	$1,531,755

Related party transactions

Revenue

During the years ended December 31, 2011 and 2010, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $7,573,098 and $4,703,287, respectively. Revenue from the sale of steel wire to Xingtai Shenrui during the years ended December 31, 2011 and 2010, was $0 and $15,450,433, respectively. These amounts are included in the Company’s income statement as revenue.

Purchase of billet

In 2011, the Company purchased $13,498,213 billet directly from Longhai Steel Group. The Company also made purchases from Longhai Steel Group through independent third party trading companies suppliers in the amount of $543,391,510 and $450,299,668 in 2011 and 2010, respectively.

Prior to 2009, the Company purchased our steel billet at a slight discount from Longhai Steel Group, an entity owned and controlled by our CEO, Chaojun Wang. However, since 2009, the Company has purchased steel billet at prevailing market prices from independent third party trading companies. While they source their steel billet from local steel manufacturers, including Longhai Steel Group, they provide all of our billets only through Longhai Steel Group. They also function as financing intermediaries to facilitate delivery of steel billets to Longhai, The price of the billets has been set through arm’s length negotiations with Longhai Steel Group and based on the published daily commodity index price. Longhai Steel Group is able to supply steel to Longhai less expensively than competitors because, while the base price of steel billet is comparable across the region, (i) Longhai Steel Group’s cost of transporting steel to Longhai is lower given its proximity to Longhai and (ii) Longhai Steel Group can deliver hot steel billet given such proximity, which reduces Longhai’s energy costs and factors into Longhai’s calculation of its true steel billet costs. The Company’s purchasing team monitors and tracks movements in steel billet prices daily and provides regular guidance to management to respond quickly to market conditions and aid in long term business planning. Steel Billet is the principal raw material used in our production of steel wire.

Expenses

During the years ended December 31, 2011 and 2010, the Company purchased gas and other utilities from the Longhai Group in the amount of $3,006,870 and $5,267,131, respectively.

In addition, the Longhai Group rents office and workshop space to the Company. Rent expense for the years ended December 31, 2011 and 2010 was $932,420 and $28,593, respectively.

Short-term loan to related party

On June 30, 2011, the company lent $2,941,200 or 19 million RMB to our related party, Xingtai Longhai Steel Group Co. Ltd. for operational purposes. The term of the loan is two months and bears interest at 0.999% monthly rate. We noted the loan to related party is in violation to Sarbanes-Oxley Act of 2002, including Section 402’s prohibition against personal loans to directors and executive officers, either directly or indirectly. The loan may subject us and our chief executive officer to possible criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential private securities litigation. The loan has short term of two months and we intended to settle the outstanding loan balance within the time period noted here. By September 13, 2011, the related party has fully repaid the loan to us.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER PAYABLES

As of December 31, 2011 and 2010, the accounts payable, advances from customers and accrued liabilities of the Company were summarized as follows:

	As of December 31,
	2011	2010
Accounts payable	$8,093,254	$8,355,457
Advances from customers	19,269,063	15,692,067
Income tax payable	6,467,260	5,701,872

Accrued liabilities and other payables:
– payroll payable	263,856	198,171
– accrued utility	-	103,096
– customer deposits	-	801,790
– payable for equipment purchased	144,660	1,004,907
– others	109,779	102,012
Subtotal of accrued expenses and other payables	$518,295	$2,209,976

NOTE 10 – LOAN FROM THRID PARTY

The company borrowed funds from a third party vendor in 2011. The short-term borrowing does not have a fixed maturity date and is due on demand. The annual interest rate is 20%. The outstanding balance was $3,625,069 and $nil as of December 31, 2011 and 2010 respectively.

NOTE 11 – INTEREST EXPENSE

The Company receives bank acceptances from its customers and discounts the bank acceptances in banks and borrows funds from third parties in order to enhance cash flow. .Interest expense for years ended December 31, 2011 and 2010 as follows:

	Year ended December 31,
	2011	2010
Bank acceptance discount expenses	$1,733,864	$876,492
Other interest expenses	648,190	-
Total interest expenses	$2,382,054	$876,492

NOTE 12 - INCOME TAX

Longhai and Kalington Consulting are governed by the Income Tax Law of the PRC, and are subject to PRC enterprise income tax. Effective from January 1, 2008, the EIT rate of PRC was changed from 33% of to 25%, and applies to both domestic and foreign invested enterprises on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Current deferred tax assets:
Payroll deductible in next year	$65,964	$74,976
Total current deferred tax assets	65,964	74,976
Non-current deferred tax assets:
Depreciation of fixed assets	53,864	-
Total non-current deferred tax assets	53,864	-
Total deferred tax assets	$119,828	$74,976

	As of December 31,
	2011	2010
Non-current deferred tax liabilities:
Depreciation of fixed assets	$-	$170,686
Total deferred tax liabilities	$-	$170,686

Net current deferred tax assets	65,964	74,976
Net non-current deferred tax assets	53,864	-
Net non-current deferred tax liabilities	-	170,686

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and 2010:

	2011		2010
US statutory rates	34.0%		34.0%
Tax rate difference	(9.0%	)	(9.0%	)
Non deductible expense/(non-taxable income)	(1.1%	)	0.8%

Tax per financial statements	23.9%		25.8%

NOTE 13– SHAREHOLDERS’ EQUITY

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

NOTE 14– STOCK OPTION PLAN

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.63% based upon United States Treasury yields in effect at the time of the grant, (2) expected term of 2.875 years based upon simplified calculations due to the limited period of time the Company’s equity shares have been publicly traded, (3) expected volatility of 88%, and (4) zero expected dividends. The calculated fair value of the grant at grant date was $664,328. During 2011, $20,761 was recorded as stock option expense. On July 15, 2011, the executive officer covered by this stock option agreement Dr. Kornotzki resigned as our CFO and director. He did not exercise any of his options within six months after the resignation. The exercisable and vested options are considered expired and no longer exercisable. And none of the unvested stock option expense was recognized..

NOTE 15 – COMMITMENTS AND CONTINGECIES

Lease commitment

Longhai leases land, office building and a steel wire production facility from its related party, Longhai Steel Group, the Company’s related party. The lease of land and office building started from October 1, 2008, as amended, ,with no specific lease period, the annual lease fee is $29,986. The lease of steel wire production facility started from August 1, 2011, the term of the lease is 5 years with annual with payment of $2,165,842.

Lease commitment for steel wire production facility is as follows:

Amount
Within 1 year	$2,165,842
1 year to 2 years	2,165,842
2 year to 3 years	2,165,842
3 years to 4 years	2,165,842
4 years to 5 years	1,263,408
over 5 years	-
Total	$9,926,776

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

NOTE 16 - OPERATING RISKS

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

(e) Interest risk

The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of December 31, 2011 and believes its exposure to interest rate risk is not material.

NOTE 17 - MAJOR CUSTOMERS AND MAJOR SUPPLIERS

The Company generated 40% and 15.8% of its revenues from three customers during the years ended December 31, 2011 and 2010 respectively. The following table lists customers whose sales amount is above 10% of total sales.

Customer Name	Sales 2011	Percentage	Sales 2010	Percentage
Customer A	92,972,492	15%	49,176,417	10.3%
Customer B	76,088,946	13%	25,919,678	5.5%
Customer C	75,671,322	12%	-	-
Total	244,732,760	40%	75,096,095	15.8%

Advance from customer of these three companies accounted for 9.6%, 0.3% and 0 of total balance as of December 31, 2011. As of December 31, 2010, there were no advances from these companies.

Longhai purchased all its steel billets directly or indirectly through vendors from Longhai Steel Group, a related party during 2010 and 2011.

NOTE 18 – RESTRICTED NET ASSET

As all of the Company’s business operations are now conducted through its PRC subsidiary and VIE, the Company’s ability to pay dividends is primarily dependent on receiving distributions of funds from its PRC subsidiary and VIE. Relevant PRC statutory laws and regulations permit payments of dividends by its PRC subsidiary and VIE only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiary and VIE included in the Company’s consolidated net assets are also nondistributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Kalington Consulting is subject to the above mandated restrictions on distributable profits. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Longhai is subject to the above mandated restrictions on distributable profits.

As a result of these PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer a portion of their net assets to the Company. As of December 31, 2011, net assets restricted in the aggregate, which includes paid-in capital and statutory reserve funds of the Company’s PRC subsidiary and VIE that are included in the Company’s consolidated net assets, was approximately $4.2 million.

The New PRC Enterprise Income Tax (“EIT”) Law, which was effected on January 1, 2008, also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous EIT law. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Kalington Consulting is invested by its immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

The ability of the Company’s PRC subsidiaries to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations.

Foreign currency exchange regulation in China is primarily governed by the following rules:

  Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

  Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like Kalington that need foreign exchange for the distribution of profits to its shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

Although the current Exchange Rules allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, most of the Company’s retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

As of December 31, 2011, there were approximately $49 million retained earnings in the aggregate, which were generated by the Company’s PRC subsidiary and VIE in Renminbi included in the Company’s consolidated net assets, aside from the $1.5 million statutory reserve funds, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary’ and VIE’s ability to make dividends or other payments in U.S. dollars to the Company, in addition to the approximately $4.2 million restricted net assets discussed above.

NOTE 19 – SUBSEQUENT EVENTS

On January 1, 2012, the Company granted a newly appointed executive officer a 3-year option to purchase 300,000 shares of the Company’s common stock. According to the stock option agreement, the option has a per share exercise price equal to $0.13 on a cash exercise basis. Half of the options are immediately exercisable and the other half options will vest on December 31, 2012.

On January 11, 2012, the Company granted three newly appointed board directors a 3-year option to purchase 100,000 shares of the Company’s common stock. According to the stock option agreement, the option has a per share exercise price equal to $0.70 on a cash exercise basis. Half of the options are immediately exercisable and the other half options will vest on December 31, 2012.

The Company uses the Binominal option-pricing model to estimate the fair value of its stock options. The fair value of options was estimated on the date of grant. The calculated fair value of the grant to executive officer at grant date was $171,533.The calculated fair value of the grant to board directors at grant date was $21,367.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of March 26, 2010, among the Company, Kalington Limited, the shareholders of Kalington Limited, Goodwin Ventures, Inc. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Company on March 26, 2010]
3.1*	Articles of Incorporation of the Company, as amended to date [incorporated by reference to Exhibit 3.1 of the Form SB-2 filed by the Company on February 8, 2007, as amended by Appendix A to Schedule 14C filed on March 26, 2010]
3.2	Bylaws of the Company, as amended [incorporated by reference to Exhibit 3.2 of the Form SB-2 filed by the Company on February 8, 2007, as amended by Exhibit 3.2 to the current report on Form 8-K filed by the Company on March 25, 2010]
4.1	Stock Option Agreement, dated January 11, 2012, by and between the Company and Jeff Cooke [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on January 12, 2012]
4.2	Stock Option Agreement, dated January 11, 2012, by and between the Company and Michael Grieves [incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on January 12, 2012]
4.3	Stock Option Agreement, dated January 1, 2012, by and between the Company and Marshall Toplansky [incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on January 12, 2012]
4.4	Stock Option Agreement, dated December 21, 2011, by and between the Company and Steve Ross [incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on January 12, 2012]
10.1	Consulting Services Agreement, dated March 19, 2010, between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by the Company on March 26, 2010]
10.2	Operating Agreement, dated March 19, 2010, between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.5 of the Current Report on Form 8- K filed by the Company on March 26, 2010]
10.3	Proxy Agreement, dated March 19, 2010, between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.6 of the Current Report on Form 8- K filed by the Company on March 26, 2010]
10.4	Option Agreement, dated March 19, 2010, between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.7 of the Current Report on Form 8- K filed by the Company on March 26, 2010]
10.5	Equity Pledge Agreement, dated March 19, 2010, between Xingtai Kalington Consulting Service Co., Ltd. and Xingtai Longhai Wire Co., Ltd. [incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by the Company on March 26, 2010]
10.6	Purchase Agreement for Steel Billet, dated October 1, 2008, by and between Xingtai Longhai Steel Wire Ltd. and Xingtai Longhai Steel Group Ltd. (English Translation) [incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on March 26, 2010]
10.7	Form of Wire Purchase and Sales Contract (English Translation) [incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on March 26, 2010]
10.8	Lease Agreement, dated August 1, 2011, between Xingtai Longhai Steel Group Co. Ltd. and Xingtai Longhai Steel Group Co., Ltd. (English Translation) [incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Company on November 14, 2011]

Exhibit No.	Description
10.9	Lease Agreement, dated October 1, 2008, between Xingtai Longhai Steel Wire Co. Ltd and Xingtai Longhai Steel Group Co. Ltd., as amended (English Translation) [incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on March 26, 2010]
10.10	Employment Agreement, dated August 26, 2008, between Xingtai Longhai Wire Co., Ltd. and Chaojun Wang (English Translation) [incorporated by reference to Exhibit 10.11 of Amendment No. 1 to Registration Statement on Form S-1/A filed by the Company on September 8, 2010]
10.11	Employment Agreement, dated December 21, 2011, by and between the Company and Steven Ross [incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed by the Company on January 12, 2012]
10.12*	Employment Agreement, dated July 15, 2011, by and between the Company and Heyin Lv.
10.13	Independent Director Agreement, dated January 11, 2012, by and between the Company and Michael Grieves [incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by the Company on January 12, 2012]
10.14	Independent Director Agreement, dated January 11, 2012, by and between the Company and Jeff Cooke [incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by the Company on January 12, 2012]
10.15	Independent Director Agreement, dated January 11, 2012, by and between the Company and Marshall Toplansky [incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by the Company on January 12, 2012]
14	Code of Ethics, adopted on July 19, 2010 [incorporated by reference to Exhibit 14 of the Current Report on Form 8-K filed by the Company on July 20, 2010]
21	Subsidiaries of the Company [incorporated by reference to Exhibit 21 of the Current Report on Form 8-K filed by the Company on March 26, 2010]
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Longhai Steel Inc. Audit Committee Charter [incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Company on July 20, 2010]
99.2	Longhai Steel Inc. Governance and Nominating Committee Charter [incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Company on July 20, 2010]
99.3	Longhai Steel Inc. Compensation Committee Charter [incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Company on July 20, 2010]
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

*Filed herewith.