Form 10-Q
period 2012-03-31
Longhai Steel Inc.
filed 2012-05-15
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	10,430,418

LONGHAI STEEL INC.
CONSOLIDATED BALANCE SHEETS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS
LONGHAI STEEL INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Financial Statements
Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	4
Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	6
Notes to Unaudited Interim Financial Statements	7-18

LONGHAI STEEL INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,749,164	$2,765,153
Accounts receivable	952,169	905,232
Inventory	28,728,849	3,633,190
Advance to suppliers	43,836,473	27,183,336
Tax receivable	5,409,322	3,643,142
Prepaid expenses	-	10,881
Notes receivable	4,747,962	15,727
Other current assets	2,989,988	2,376,867
Current deferred tax assets	111,425	65,964
Due from related parties	5,604,530	32,844,632
Total current assets	97,129,882	73,444,124

Property, plant and equipment, net	21,871,099	22,514,658
Intangible assets, net	38,007	42,463
Non-current deferred tax assets	53,244	53,864
TOTAL ASSETS	$119,092,232	$96,055,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term borrowings	$4,699,691	$-
Accounts payable	8,706,523	8,093,254
Advance from customers	32,651,257	19,269,063
Income tax payable	7,497,104	6,467,260
Tax payable	584,585	594,317
Accrued liabilities	631,582	518,295
Loan from third parties	3,648,018	3,625,069
Total current liabilities	58,418,760	38,567,258

TOTAL LIABILITIES	58,418,760	38,567,258

STOCKHOLDERS’ EQUITY
Common Stock, .001 par value, 100,000,000 shares authorized, 10,050,418 shares issued and outstanding, respectively	10,050	10,050
Additional paid-in capital	3,315,227	3,194,658
Statutory reserve	1,475,198	1,475,198
Accumulated other comprehensive income	4,479,394	4,119,896
Retained earnings	51,393,603	48,688,049
TOTAL STOCKHOLDERS’ EQUITY	60,673,472	57,487,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,092,232	$96,055,109

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenue
From unrelated party	$134,192,109	$124,465,915
From related party	1,587,027	1,849,947
	135,779,136	126,315,862

Cost of revenue	(130,225,809)	(122,369,415)
Gross profit	5,553,327	3,946,447

General and administrative expenses	(551,961)	(789,409)
Selling expense	(266,104)	(5,558)
Other Operation expenses	(500,758)	-
Income from operations	4,234,504	3,151,480

Interest income	2,049	1,549
Interest expense	(563,171)	(572,380)
Other expenses	(21,462)	(6,843)
Total other income and expenses	(582,584)	(577,674)

Income before income taxes	3,651,920	2,573,806
Income tax expense	(946,366)	(660,137)

Net income	$2,705,554	$1,913,669

Earnings per share – basic	$0.27	$0.19
Earnings per share – diluted	$0.26	$0.19

Weighted average shares outstanding – basic	10,050,418	10,000,000
Weighted average shares outstanding – diluted	10,266,609	10,000,000
Comprehensive Income
Net income	$2,705,554	$1,913,669
Other comprehensive income	359,498	288,656
Comprehensive income	$3,065,052	$2,202,325

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,705,554	$1,913,669
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	822,834	782,813
Deferred tax assets / liabilities	(44,082)	(71,078)
Amortization of intangible assets	1,029	-
Stock option expenses	120,569	62,281
Changes in operating assets and liabilities:
Accounts receivable	(41,206)	911,601
Inventory	(25,097,991)	(13,667,935)
Advance to suppliers	(16,481,050)	9,729,725
Prepaid expenses and other current assets	(587,124)	(1,839,241)
Tax receivable	(1,756,611)	254,865
Due to / from related parties	27,448,029	(876,783)
Accounts payable	562,034	13,440,013
Accrued liabilities	180,276	495,955
Advance from customers	13,260,209	4,359,333
Income tax payable	988,902	(72,103)
CASH PROVIDED BY OPERATING ACTIVITIES	2,081,372	15,423,115

Cash flows from investing activities:
Cash paid for fixed assets purchased by related party	(70,378)	(561,948)
Purchase of notes receivable	(4,732,135)	(14,041,500)
Purchase of property and equipment	(6,499)	(39,410)
CASH USED IN INVESTING ACTIVITIES	(4,809,012)	(14,642,858)

Cash flows from financing activities:
Cash advance from related parties	-	11,688,341
Cash repayment to related parties	-	(12,176,549)
Short term borrowing from bank	4,706,917	-
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,706,917	(488,208)
Effect of exchange rate changes on cash	4,734	5,765
Net increase in cash and cash equivalents	1,984,011	297,814

Cash and cash equivalents, beginning balance	2,765,153	293,445
Cash and cash equivalents, ending balance	$4,749,164	$591,259

SUPPLEMENTARY DISCLOSURE:
Interest paid	$565,017	$572,391
Income tax paid	$-	$805,434

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

On March 26, 2010, the Company completed a reverse acquisition transaction through a share exchange with Kalington Limited (hereafter referred to as “Kalington”), a Hong Kong entity established on November 5, 2009, and its shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of Kalington in exchange for 10,000 shares of our Series A Preferred Stock which constituted 98.5% of the Company’s issued and outstanding capital stock on an as-converted basis as of and immediately after the consummation of the reverse acquisition. On July 16, 2010, the Company effected a 1-for-125 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). Upon the date of the Reverse Stock Split all of the issued and outstanding shares of Series A Preferred Stock automatically converted into 9,850,000 shares of common stock. Following the effectiveness of the Reverse Stock Split and conversion of Series A Preferred Stock into common stock, there were 10,000,418 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result of the reverse acquisition, Kalington became the Company’s wholly-owned subsidiary and the former stockholders of Kalington became our controlling stockholders. The share exchange transaction with Kalington and the Shareholders, was treated as a reverse acquisition for accounting and financial reporting purposes, with Kalington as the acquirer and the Company as the acquired party. After the reverse acquisition, the Company changed its name to Longhai Steel Inc.

As a result of the reverse acquisition transaction, the Company now owns all of the issued and outstanding capital stock of Kalington.

By virtue of its ownership in Kalington, the Company also owns Kalington Consulting, which is a wholly owned foreign subsidiary of Kalington and effectively and substantially controls Xingtai Longhai Wire Rod Co., Ltd (“Longhai”), a leading producer of steel wire products in northeastern China, through a series of captive agreements known as variable interest agreements (the “VIE Agreements”) with Kalington Consulting.

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

Longhai leases a five-story office space and the building which houses our production facilities from the Longhai Steel Group, the Company’s related party. Until 2008, Longhai purchased 100% of its steel billet from the Longhai Steel Group. Prior to 2009, the Company purchased our steel billet at a slight discount from Longhai Steel Group, an entity owned and controlled by our CEO, Chaojun Wang. However, since 2009, the Company has purchased steel billet at prevailing market prices from trading companies. While they source their steel billet from local steel manufacturers, including Longhai Steel Group, they provide all of our billets only through Longhai Steel Group. They also function as financing intermediaries to facilitate delivery of steel billets to Longha, The price of the billets has been set through arm’s length negotiations with Longhai Steel Group. Longhai Steel Group is able to supply steel to Longhai less expensively than competitors because, while the base price of steel billet is comparable across the region, (i) Longhai Steel Group’s cost of transporting steel to Longhai is lower given its proximity to Longhai and (ii) Longhai Steel Group can deliver hot steel billet given such proximity, which reduces Longhai’s energy costs and factors into Longhai’s calculation of its true steel billet costs. The Company’s purchasing team monitors and tracks movements in steel billet prices daily and provides regular guidance to management to respond quickly to market conditions and aid in long term business planning. Steel Billet is the principal raw material used in our production of steel wire. Longhai also purchases production utilities from the Longhai Steel Group.

Summarized below is the information related to the consolidated VIE’s assets and liabilities as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,711,168	$2,658,657
Accounts receivable, net	952,169	905,232
Inventory, net	28,728,849	3,633,190
Advance to suppliers	43,836,473	27,183,336
Tax receivable	5,409,322	3,643,142
Prepaid expenses	-	10,881
Notes receivable	4,747,962	15,727
Other current assets	2,989,988	2,376,867
Current deferred tax assets	111,425	65,964
Due from related parties	5,604,530	32,844,632
Total current assets	97,091,886	73,337,628

Property, plant and equipment, net	21,871,099	22,514,658
Intangible assets	38,007	42,463
Non-current deferred tax assets	53,244	53,864
TOTAL ASSETS	$119,054,236	$95,948,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term borrowings	4,699,691	-
Accounts payable	$8,706,523	$8,093,254
Advance from customers	32,651,257	19,269,063
Loan from third party	3,648,018	3,625,069
Tax payable	584,585	594,317
Income tax payable	7,497,053	6,467,167

Accrued liabilities	529,772	416,485
Total current liabilities	58,316,899	38,465,355
TOTAL LIABILITIES	$58,316,899	$38,465,355

Only the assets of the VIE can be used to settle the obligations of the VIE. Conversely, liabilities recognized by the consolidated VIE do not represent additional claims on the Company’s assets. For the quarter ended March 31, 2012, the financial performance of the VIE reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately $135,779,136, cost of sales of approximately $130,225,809, operating expenses of approximately $1,126,187 and net income of approximately $2,896,465. For the quarter ended March 31, 2011, the financial performance of the VIE reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately $126,315,862, cost of sales of approximately $122,369,415, operating expenses of approximately $731,930 and net income of approximately $1,980,410.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2012, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month period ended March 31, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenues; the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair values of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, foreign currency exchange rates and the volatility of public markets.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of March 31, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables. The Company operates principally in the PRC and grants credit to some of its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. During the periods presented, other comprehensive income includes cumulative translation adjustment from foreign currency translation.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company’s PRC subsidiaries is the Renminbi (RMB). Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Transactions denominated in currencies other than the functional currency are translated into the functional currency. The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

The balance sheet amounts at March 31, 2012, with the exception of shareholders’ equity, were translated at the exchange rate of 6.3185 RMB to the U.S. $1.00 compared to the exchange rate of 6.3585 RMB to the U.S. $1.00 at December 31, 2011. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2012 and 2011 were 6.3088 RMB and 6.5987 RMB to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $4,479,394 and $4,119,896 as of March 31, 2012 and December 31, 2011, respectively.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of March 31, 2012 and December 31, 2011, the accounts receivable were $952,169 and $905,232, respectively, with no allowance for doubtful accounts balance as of March 31, 2012 and December 31, 2011.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our inventory requirements generally increase as our projected demand requires; or decrease due to market conditions and product life cycle changes. The Company estimates the demand requirements based on market conditions, sales contracts and orders in hand.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For the three months ended March 31, 2012 and 2011, the Company did not record any impairment loss for long-lived assets.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates. In January 2012, the Company issued 300,000 stock options to an executive officer and 100,000 stock options to three independent directors, which were dilutive and included in the calculation of diluted earnings per share.

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

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents time deposits on account to secure short-term bank loans and notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011 and interim and annual periods thereafter. These changes become effective for the Company on January 1, 2012. Other than the change in presentation, management has determined that the adoption of these changes has no material impact on the Company’s Consolidated Financial Statements.

NOTE 3 - INVENTORY

Inventory as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	(Unaudited)	December 31, 2011
Raw material	$6,357,915	$354,785
Finished goods	19,855,337	2,410,057
Spareparts inventory	2,515,597	868,348

Total inventory	$28,728,849	$3,633,190

NOTE 4 - ADVANCE TO SUPPLIERS AND NOTES RECEIVABLE

	March 31, 2012
	(Unaudited)	December 31, 2011
Advance to suppliers	$43,836,473	$27,183,336

Advance to suppliers represents amounts prepaid for raw materials. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 5 – NOTES RECEIVABLE

	March 31, 2012
	(Unaudited)	December 31, 2011
Notes receivable	$4,747,962	$15,727

Notes receivable represents bank acceptance bills that were not redeemed at the bank as of March 31, 2012. The Company uses bank acceptance bills regularly as method of payment between the Company and its customers. The Company has an internal policy requiring most bank acceptance bills to be redeemed by the end of each calendar year. However, there is no such requirement to redeem the notes receivable for the end of each quarter. The note receivable balance as of March 31, 2012 was pledged to bank for short-term financing of $4,699,691.

NOTE 6 – OTHER CURRENT ASSETS

As of March 31, 2012 and December 31, 2011, there were $2,989,988 and $2,376,867 unverified input VAT that represents input VAT amounts that were pending verification by the local tax bureau.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2012 and December 31, 2011, property, plant and equipment consisted of the following:

	March 31, 2012
	(Unaudited)	December 31, 2011
Plant and building	$8,080,098	$8,029,268
Machinery and equipment	20,996,530	20,839,312
Office furniture and equipment	9,125,605	9,058,075
Transportation equipment	183,228	182,075

Total property, plant and equipment	38,385,461	38,108,730
Less: accumulated depreciation	(16,514,362)	(15,594,072)

Total property, plant and equipment, net	$21,871,099	$22,514,658

Depreciation for the three months ended March 31, 2012 and 2011 was $822,834 and $782,813, respectively.

NOTE 8 - RELATED PARTY BALANCE AND TRANSACTIONS Due from related parties

As of March 31, 2012 and December 31, 2011, due from related parties was summarized as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)
Xingtai Longhai Steel Group Co., Ltd.	$5,604,530	$32,844,632

The Company made payment to Longhai Steel Group, a related party under the control of Mr. Wang Chaojun, the Company’s Chief Executive Officer, as advance to suppliers. As of March 31, 2012 and December 31, 2011, the advance payments to Longhai Steel Group were $4,325,396 and $31,812,188, respectively. The advance payment to Longhai Steel Group is expected to be eliminated within the second quarter of 2012. The remaining balance includes $2,478,465 and $1,603,266 on receivable from related party for sales of steel scrap, $297,923 and $365,876 on other receivables from related party, and offset by $1,503,300 and $936,698 on accrued expenses of facility rental to related party.

Related party transactions

Revenue

During the three months ended March 31, 2012 and 2011, the Company sold scrap metal to Longhai Steel Group in the amount of $1,587,027 and $1,849,947, respectively. These amounts are included in the Company’s income statement as net revenue.

Purchase of billet

In first quarter of 2012 and 2011, the Company purchased $5,526,036 and $nil billet directly from Longhai Steel Group. The Company also made purchases from Longhai Steel Group through independent third party trading companies in the amount of $142,511,459 and $130,713,236 in 2012 and 2011, respectively.

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

Expenses

During the three months ended March 31, 2012 and 2011, the Company purchased gas and other utilities from the Longhai Steel Group in the amount of $840,057 and $972,966, respectively.

In addition, the Longhai Steel Group rents office and workshop space to the Company. Rent expense for the three months ended March 31, 2012 and 2011 was $562,462 and $7,356, respectively.

Short-term loan to related party

On June 30, 2011, the Company lent $3,817,500 or 25 million RMB to its related party, Xingtai Longhai Steel Group Co. Ltd. for operational purposes. The term of the loan is two months and bears interest at 0.999% monthly rate. The loan has short term of two months and we intended to settle the outstanding loan balance within the time period noted here. By September 3, 2011, the related party has fully repaid the loan to the Company.

NOTE 9 – SHORT TERM LOAN

The Company borrowed $4,699,691 on March 26, 2012. The short-term loan in first quarter of 2012 is due on May 22, 2012 and is collateralized with $4,747,962 worth of bank acceptance notes. The annual interest rate on the borrowing is 6.405% .

NOTE 10 – ADVANCE FROM CUSTOMERS

	March 31,	December 31,
	2012	2011
	(Unaudited)
Advances from customers	$32,651,257	$19,269,063

Advance from customers represents amounts received for wire rods. The advances are applied against amounts due from cu stomers as the wire rods are delivered.

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

As of March 31, 2012 and December 31, 2011, the accrued liabilities of the Company were summarized as follows:

	March 31,
	2012	December 31,
	(Unaudited)	2011
Accrued liabilities and other payables:
– payroll payable	445,699	263,856
– payable for equipment purchased	75,306	144,660
– others	110,577	109,779
Subtotal of accrued expenses and other payables	$631,582	$518,295

NOTE 12 – LOAN FROM THRID PARTY

The Company borrowed funds from a third party vendor in 2011. The annual interest rate on the borrowing in 2011 is 20% and is due on demand. The total outstanding borrowing balance was $3,648,018 and $3,625,069 as of March 31, 2012 and December 31, 2011 respectively.

NOTE 13 - INCOME TAX

Longhai is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	(Unaudited)	December 31, 2011
Current deferred tax assets:
Expenses deductible in next year	$111,425	$65,964
Total current deferred tax assets	111,425	65,964
Non-current deferred tax assets:
Depreciation of Fixed Assets	53,224	53,864
Total non-current deferred tax assets	53,224	53,864

Total deferred tax assets	$164,649	$119,828

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	(Unaudited)		(Unaudited)
US statutory rates	34.00%		34.00%
Tax rate difference	(9.0%	)	(9.2%	)
Non deductible expense	0.90%		0.90%

Tax rate per financial statements	25.90%		25.70%

NOTE 14 – SHAREHOLDERS’ EQUITY Statutory Reserve

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

NOTE 15– STOCK OPTION PLAN

On April 1, 2010, the Company granted a former executive officer a 5-year option to purchase 200,000 shares of the Company’s common stock. According to the stock option agreement, the option has a per share exercise price equal to $6.00, the fair market value of the stock on the date of grant. Half of the options are immediately exercisable and one-fourth will vest on each anniversary date of the grant over the next two years.

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

On July 15, 2011, the executive officer covered by this stock option agreement Dr. Kornotzki resigned as our CFO and director. He did not exercise any of his options within six months after the resignation. The exercisable and vested options are considered expired and no longer exercisable. And none of the unvested stock option expense was recognized.

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

In first quarter of 2012 and 2011, the stock option expense recognized was $120,569 and 62,281 respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES Social insurance for employees

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

Lease commitment

Longhai leases land, office building and a steel wire production facility from its related party, Longhai Steel Group, the Company’s related party. The lease of land and office building started from October 1, 2008, with no specific lease period, the annual rental is $29,986. The lease of steel wire production facility started from August 1, 2011, the term of the lease is 5 years with annual payment of $2,165,842.

Lease commitment for steel wire production facility is as follows:

Amount
Within 1 year	$2,165,842
1 year to 2 years	2,165,842
2 years to 3 years	2,165,842
3 years to 4 years	2,165,842
4 years to 5 years	721,947

Total	$9,385,315

NOTE 17 - MAJOR CUSTOMERS AND MAJOR VENDORS

The Company generated 38.3 percent and 59.9 percent of its revenues from top five customers during the three months ended March 31, 2012 and 2011 respectively.

Longhai purchased all its steel billets directly or indirectly through vendors from Longhai Steel Group, a related party during 2011 and 2012.

NOTE 18 – OTHER OPERATION EXPENSES

In first quarter of 2012, the leased production line at Longhai PRC was temporarily closed for January and reopened in February because of insufficient customer demand and shortage of steel billet supply during Chinese New Year period. $500,758 of manufacturing overhead expense was charged to other operation expenses.

NOTE 19 – SUBSEQUENT EVENTS

On April 19, 2012, the board of directors approved the: 1) Issuance of 90,000 restricted shares to three employees; and 2) Issuance of 290,000 restricted shares to one executive officer and cancellation of 300,000 stock options granted in January 2012. Using fair value of $0.85 per share on the grant date, the fair value of the restricted shares granted was $323,000.

On May 11, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to issue and sell to the Investors 1,600,000 shares of the Company’s common stock, representing approximately 13.7% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of $1,200,000, or $0.75 per share. The closing of the transactions contemplated by the Securities Purchase Agreement will occur upon the fulfillment of the closing conditions contained in the Securities Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview of our Business

Through our PRC operating variable interest entity, or VIE, Longhai, we are a manufacturer of steel wire products in eastern China. We produce steel wire ranging from 5.5 mm to 18 mm in diameter on two wire production lines which have a combined annual capacity of approximately 1.5 million metric tons (MMT) per year. Our products are sold to a number of distributors who transport the wire to nearby wire processing facilities. Our wire is then further processed by these third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing. Demand for our steel wire is driven primarily by spending in the construction and infrastructure industries. We have benefited from strong fixed asset investment and construction growth as the PRC has rapidly grown increasingly urbanized and invested in modernizing its infrastructure.

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

Our production facilities are located at a 197,500 square meter property in Xingtai, Hebei Province. Our production facilities include a steel rolling mill, the unique feature of which is that two rolling lines are arranged in a “Y”-layout, i.e., two wire drawing lines share one furnace, one coarse and intermediate rolling mill, and other supporting equipment. This particular design facilitates cost savings and higher output at a higher quality. In the third quarter of 2011, we entered into a five year operating lease for a newly constructed wire plant adjacent to our current facilities. The new facility has an area of 90,500 square meters and an annual capacity of 600,000 MT and will increase our production capacity by approximately 60%. The new facility is leased at a yearly cost of $2.2 million from Longhai Steel Group, the Company’s related party. The new facility is upgraded to have the capability to produce alloy steel, cold forging steel and welding rods. These higher margin products will allow Longhai to address demand in additional markets beyond construction and infrastructure. The new facility uses more advanced technology and equipment. Our topcross 45° rolling mill’s highest speed could be 120m/s, which is much faster than our competitors’ 90m/s. In addition, the new line uses fan-cooling instead of the traditional water-cooling method, reducing the oxidation of our finished products. The new facility is also equipped with high speed industrial computer control system, programmable logic controller and full digital alternating current speed control system. Our corporate headquarters is located at No. 1 Jingguang Road, Neiqiu County, Xingtai City, Hebei Province, 054000, People’s Republic of China, and our telephone number is (86) 319 686-1111.

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

First Quarter Financial Performance Highlights

We experienced strong growth in revenues, gross profit, and net income, primarily as a result of the rapid growth in our production and sales volume. The following summarizes certain key financial information for the first quarter of 2012:

  Sales Revenue: Sales revenue increased $9.46 million, or 7.5%, to $135.78 million for 2012 from $126.32 million for 2011.

  Gross Profit: Gross profit increased $1.6 million, or 41%, to $5.55 million in the period ended March 31, 2012 from $3.95 million in the same period in 2011.

  Net Income attributable to the Company’s common stockholders: Net income increased $0.80 million, or 41.9%, to $2.71 million for 2012, from $1.91 million for 2011.

  Basic and diluted earnings per share: Basic and diluted earnings per share were $0.27 and $0.26 for 2012, compared with $0.19 and $0.19 for 2011.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

The following table shows key components of our results of operations during the three months ended March 31, 2012 and 2011, in both dollars and as a percentage of our total sales.

	Three Months Ended
	March 31, 2012		March 31, 2011
	(Unaudited)		(Unaudited)
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$135,779,136	100.00%	$126,315,862	100.00%
Cost of sales	(130,225,809)	95.9%	(122,369,415)	96.88%
Gross profit	5,553,327	4.1%	3,946,447	3.12%
General and administrative expenses	(551,961)	0.4%	(789,409)	0.62%
Selling expense	(266,104)	0.2%	(5,558)	0.00%
Other Operation expenses	(500,758)	0.4%	-	0.00%
Income from operations	4,234,504	3.1%	3,151,480	2.49%
Other income and expenses	(582,584)	0.4%	(577,674)	0.46%
Income before income tax	3,651,920	2.7%	2,573,806	2.04%
Income tax expense	(946,366)	0.7%	(660,137)	0.52%
Net income	$2,705,554	2.0%	$1,913,669	1.51%
Other comprehensive income	359,498	0.3%	288,656	0.23%
Comprehensive income	$3,065,052	2.3%	$2,202,325	1.74%

Net Revenues Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues increased to $135.78 million in the period ended March 31, 2012 from $126.32 million in the same period in 2011, representing a 7.5% increase. This increase was due to an increase in sales volume from 210,880 MT to 242,377MT, as a result of increased capacity, representing a period over period increase of 14.9% . The increase in sale volume was offset by a period over period decrease in our revenue per ton of wire sold of 10.2%, due primarily to a decrease in average wire market prices.

Cost of Sales Our cost of sales increased $7.86 million, or 6.4%, to $130.23 million in the period ended March 31, 2012, from $122.37 million in the same period in 2011. The increase was in line with our increased revenues in the period ended March 31,2012. The cost of sales as a percentage of revenues decreased from 96.9% to 95.9% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold decreased 11.3% period over the period because of the decrease in billets price. In addition, increased demand for our products increased our sales volume by 14.9% .

Gross Profit and Gross Margin Our gross profit increased $1.6 million to $5.55million in the period ended March 31, 2012 from $3.95 million in the same period in 2011. Gross margin increased from 3.1% for the period ended March 31, 2011 to 4.1% for the period ended March 31, 2012. The increase in gross margin was primarily due to the increase of the spread between billet purchase prices and wire sales prices , as billet prices decreased more than wire prices.

General and Administrative Expenses Our general and administrative expenses decreased $0.24 million to $0.55 million in the period ended March 31, 2012, from $0.79 million in the same period in 2011. The decrease was due to lower SEC related expenses compared to the road show and travel expenses incurred in the first quarter of 2011.

Other Operation expenses in first quarter of 2012, the leased new production line at Longhai PRC was temporarily closed because of insufficient customer demand and shortage of steel billet supply. $500,758 of manufacturing overhead expense was charged to other operation expenses.

Income Before Income Taxes Our income before income taxes increased to $3.65 million in the period ended March 31, 2012 from $2.57 million in the same period in 2011. This increase was due to an increase in our gross profit as discussed above. In addition, we experienced higher interest expenses in connection with our increased use of bank acceptance bills. Bank acceptance bills are common instruments used by companies in China to secure credit terms from their suppliers. These instruments feature a local bank guarantee of the payment risk, which is provided for a fee. In these arrangements, a company and a bank enter into a bank acceptance agreement pursuant to which the bank agrees to accept and pay when due the Company’s bills payable to the supplier. Cashing in such bank acceptance bills before they mature enables us to purchase more steel billet, our main production input, at a discount. The discounts are greater than the cost of cashing in said bank acceptance bills early.

Income Tax. Income tax increased to $0.95 million in the period ended March 31, 2012 from $0.66 million in the same period in 2011 as we had lower taxable income at our Chinese operating entity.

Net Income. In the period ended March 31, 2012, we generated net income of $2.71 million, compared to $1.91 million in the same period in 2011. This increase was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $4,749,164, consisting primarily of cash on hand and demand deposits. The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$2,081,372	$15,423,115
Net cash used in investing activities	(4,809,012)	(14,642,858)
Net cash provided by (used in) financing activities	4,706,917	(488,208)
Effect of exchange rate changes on cash	4,734	5,765
Net increase in cash and cash equivalents	$1,984,011	$297,814

Operating activities

Net cash provided by operating activities was $2.08 million for the period ended March 31, 2012, as compared to net cash provided by operating activities $15.42 million for the same period in 2011.

Net cash provided by operating activities was $2.08 million for the period ended March 31, 2012, as compared to net cash provided by operating activities of $15.42 million for the same period in 2011. The decrease of approximately $13.3 million in cash provided by operating activities was caused by several reasons below: cash out flow from inventory increased by $11.4 million with advance from customer inflow increased by $8.9 million, total cash flow effect was an increased out flow of $2.5 million since the Company’s second production line was set up in August 2011, increasing our production capacity; Advanced to suppliers out flow increased by $26.2 million and due from related parties in flow increased by $28.3 million and the decreased in flow in accounts payable of $12.8 million, total cash flow effect was an increased out flow of $10.8 million because 1) the Company started to purchase billets from independent third party trading companies again instead of purchasing from the related party, funds advanced to related party was repaid and company turned the advance payment to the trading companies, 2) also for the period before July 2011, manual record was kept for inventory purchase, for inventory purchase with no invoice attached at the same time, an estimated accounts payable was recorded when the Company receive goods from supplier, when company get the invoice the accounts payable balance will be reversed and advance to supplier account will be deducted, thus account payable balance was relatively significant for March 31, 2011, after July 2011 when the electronic inventory system was applied, all delivery are traceable to suppliers’ account and will deduct the exact advance to supplier account, reducing both advance to supplier balance and accounts payable balance of March 31, 2012; and 3) with the production capacity expend, increased purchase amount also required larger advance to supplier payment

Investing activities

Net cash used in investing activities for the period ended March 31, 2012 was $4.81 million, as compared to net cash used in investing activities of $14.64 million during the same period of 2011. This decrease in cash used in investing activities was mainly due to the lower balance of notes acceptance receivable at March 31, 2012, compared to same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended March 31, 2012 was $4.71 million, as compared to net cash used in financing activities of $0.49 million during the same period of 2011. The cash provided in the first quarter ended March 31, 2012 was due to borrowing from bank. The cash outflow in financing activities for the quarter ended March 31, 2011 mainly consisted of payments to a related party.

Other than a lease commitment on the new wire facility discussed in NOTE 16 to the financial statement, we have no material commitments for capital expenditures.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenues; the allowance for doubtful receivables; recoverability of the carrying amount of inventory; fair values of financial instruments; and the assessment of deferred tax assets or liabilities. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Accounts Receivable

Accounts receivable consists of unpaid balances due from wholesale customers. Such balances generally are cleared in the subsequent month when the wholesale customers place another order. We do not provide an allowance for doubtful accounts because we have not experienced any credit losses in collecting these amounts from whole-sale customers.

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the three months period ended March 31, 2012 or March 31, 2011.

Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements or decrease due to market conditions and product life cycle changes. We estimate the demand requirements based on market conditions, sales contracts and orders in hand.

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

ASC 220 defines comprehensive income as comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. Our other comprehensive income arose from the effect of foreign currency translation adjustments were $359,498 and $288,656 for three months ended March 31, 2012 and March 31, 2011, respectively and is included in the consolidated statement of operation and comprehensive income.

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

The balance sheet amounts at March 31, 2012, with the exception of shareholders’ equity, were translated at the exchange rate of 6.3185 RMB to the 1.00 U.S. dollar compared to the exchange rate of 6.3585 RMB to the 1.00 U.S. dollar at December 31, 2011. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the three months ended March 31, 2012 and 2011 was 6.3088 RMB and 6.5987 RMB to the 1.00 U.S. dollar, respectively.

Transactions denominated in currencies other than the functional currency are translated into the functional currency. The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated balance sheets and were $4,479,394 and $4,119,896 as of March 31, 2012 and December 31, 2011, respectively.

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

OPERATING RISKS

•Country risk
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

•Products risk
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

•Exchange risk
The Company cannot guarantee that the Renminbi - U.S. Dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods based on Renminbi and post higher or lower profit in U.S. Dollars depending on this exchange rate. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

•Political risk
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

•Interest risk
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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chaojun Wang, and Chief Financial Officer, Heyin Lv, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon, and as of the date of this evaluation, Messrs. Wang and Lv, determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS. Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during first quarter.

No repurchases of our common stock were made during the first quarter of 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Date: May 15, 2012	LONGHAI STEEL INC.

	By:	/s/ Chaojun Wang
Chaojun Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Heyin Lv
Heyin Lv, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).