Form 10-Q
period 2012-06-30
Longhai Steel Inc.
filed 2012-08-14
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

_______________________________________________________________
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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	12,105,421

Quarterly Report on Form 10-Q
Period Ended June 30, 2012

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS LONGHAI STEEL INC. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page(s)
Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	4
Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months
Ended June 30, 2012 and 2011 (Unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	6
Notes to Unaudited Interim Financial Statements	7-20

LONGHAI STEEL INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,027,281	$2,765,153
Accounts receivable	860,203	905,232
Inventory	5,280,401	3,633,190
Advance to suppliers	74,340,164	27,183,336
Tax receivable	1,114,941	3,643,142
Prepaid expenses	234,150	10,881
Notes receivable	-	15,727
Other current assets	4,544,544	2,376,867
Current deferred tax assets	72,785	65,964
Due from related parties	-	32,844,632
Total current assets	104,474,469	73,444,124

Property, plant and equipment, net	21,075,655	22,514,658
Intangible assets, net	37,004	42,463
Non-current deferred tax assets	52,396	53,864
TOTAL ASSETS	$125,639,524	$96,055,109

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Banker’s acceptance	$9,502,241	$-
Accounts payable	7,290,606	8,093,254
Advance from customers	30,549,985	19,269,063
Income tax payable	8,384,601	6,467,260
Accrued liabilities	552,555	518,295
Tax payable	578,409	594,317
Loan from third party	3,651,288	3,625,069
Due to related party	785,179	-
Total current liabilities	61,294,864	38,567,258

TOTAL LIABILITIES	61,294,864	38,567,258

STOCKHOLDERS' EQUITY

Common Stock, .001 par value, 100,000,000 shares authorized, 12,105,421 and 10,050,418 shares issued and outstanding, respectively	12,105	10,050
Additional paid-in capital	4,585,007	3,194,658
Statutory reserve	1,475,198	1,475,198
Accumulated other comprehensive income	4,522,141	4,119,896
Retained earnings	53,750,209	48,688,049
TOTAL STOCKHOLDERS’ EQUITY	64,344,660	57,487,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,639,524	$96,055,109

Only the assets of the VIE can be used to settle the obligations of the VIE. Conversely, liabilities recognized by the consolidated VIE do not represent additional claims on the Company’s assets, see detailed disclosure in Note 1.

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue
From unrelated party	$158,908,596	$164,052,372	$293,100,705	$288,518,287
From related party	1,574,887	1,646,404	3,161,914	3,496,351
	160,483,483	165,698,776	296,262,619	292,014,638

Cost of revenue	(155,720,612)	(162,139,025)	(285,946,421)	(284,508,440)
Gross profit	4,762,871	3,559,751	10,316,198	7,506,198

General and administrative expenses	(956,224)	(321,022)	(1,508,185)	(1,110,390)
Selling expense	(134,884)	-	(400,988)	(5,599)
Other operation expenses	-	-	(500,337)	-
Income from operations	3,671,763	3,238,729	7,906,688	6,390,209

Interest income	2,706	1,705	4,755	3,254
Interest expense	(325,219)	(828,487)	(888,390)	(1,400,867)
Other income/(expenses)	35,445	(2,562)	13,983	(9,405)
Total other income and expenses	(287,068)	(829,344)	(869,652)	(1,407,018)

Income before income taxes	3,384,695	2,409,385	7,037,036	4,983,191
Income tax expense	(1,028,510)	(622,817)	(1,974,876)	(1,282,954)

Net income	$2,356,185	$1,786,568	$5,062,160	$3,700,237

Earnings per share – basic	$0.22	$0.18	$0.49	$0.37
Earnings per share – diluted	$0.22	$0.18	$0.48	$0.37

Weighted average shares outstanding – basic	10,641,811	10,000,000	10,346,114	10,000,000
Weighted average shares outstanding – diluted	10,642,105	10,000,000	10,454,153	10,000,000

Comprehensive Income
Net income	$2,356,185	$1,786,568	$5,062,160	$3,700,237
Other comprehensive income	42,747	779,449	402,245	1,068,105
Comprehensive income	$2,398,932	$2,566,017	$5,464,405	$4,768,342

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,062,160	$3,700,237
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,644,966	1,575,802
Deferred tax assets / liabilities	(4,514)	(938)
Amortization of intangible assets	2,056	-
Share-based payment expenses	192,404	145,322
Changes in operating assets and liabilities:
Accounts receivable	51,366	917,067
Notes receivable	15,837	(11,464,716)
Inventory	(1,647,090)	1,007,228
Advance to suppliers	(46,966,545)	(512,718)
Prepaid expenses and other current assets	(2,374,232)	4,191,304
Tax receivable	2,533,635	(3,462,424)
Due to / from related parties	33,859,723	595,657
Accounts payable	(859,301)	9,591,099
Accrued liabilities	100,949	130,061
Advance from customers	11,146,039	3,972,365
Income tax payable	1,872,070	(1,057,433)
CASH PROVIDED BY OPERATING ACTIVITIES	4,629,523	9,327,913

Cash flows from investing activities:
Cash paid for fixed assets purchased by related party	(70,319)	(611,090)
Cash lending to related parties	-	(3,817,500)
Purchase of property and equipment	(19,299)	(81,181)
CASH USED IN INVESTING ACTIVITIES	(89,618)	(4,509,771)

Cash flows from financing activities:
Cash advance from related parties	-	10,840,420
Cash repayment to related parties	-	(13,074,044)
Proceeds from common stock issued in private placement	1,200,000	-
Banker’s acceptance	9,502,241	-
Borrowing from bank	4,702,966	-
Repayment to bank	(4,702,966)	-
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,702,241	(2,233,624)
Effect of exchange rate changes on cash	19,982	44,760
Net increase in cash and cash equivalents	15,262,128	2,629,278

Cash and cash equivalents, beginning balance	2,765,153	293,445
Cash and cash equivalents, ending balance	$18,027,281	$2,922,723

SUPPLEMENTARY DISCLOSURE:
Interest paid	$820,606	$1,397,670
Income tax paid	$107,113	$2,341,285

The accompanying notes are an integral part of these unaudited consolidated financial statements

LONGHAI STEEL INC
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

Kalington was established on November 5, 2009 in Hong Kong to serve as an intermediate holding company. Chaojun Wang currently serves as the directors of Kalington. Kalington Consulting was established in the PRC on March 18, 2010, and is 100% owned by Kalington. On March 5, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Kalington Consulting. Chaojun Wang serves as the executive director of Kalington Consulting. Longhai, our operating VIE, was established in the PRC on August 26, 2008, as a result of the carve-out of the division of the Xingtai Longhai Steel Group Co., Ltd (“Longhai Steel Group”), for the purpose of engaging in the production of steel wire. Chaojun Wang serves as the Chairman of the Board of Directors and General Manager of Longhai and owns 80% of the capital stock in Longhai. Longhai’s additional shareholders are Wealth Index International (Beijing) Investment Co., Ltd. (15% owner) and Wenyi Chen (5% owner). Chaojun Wang also owns 80% of the capital stock of and is the chief executive officer of the Longhai Steel Group.

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

All of the Company’s business operations are now conducted through its Hong Kong and Chinese subsidiaries, Kalington and Kalington Consulting, respectively, and controlled affiliate, Longhai. The Company’s principal business is the production of steel wire ranging from 5.5mm to 18mm in diameter. The Company operates two wire production lines which have a combined annual capacity of approximately 1.5 million metric tons (MMT) per year. The Company’s products are sold to a number of distributors who transport the wire to nearby wire processing facilities. The Company’s wire is then further processed by third party wire refiners into a variety of products such as nails, screws, and wire mesh for use in reinforced concrete and fencing. The Company’s facilities and head offices are located in the town of Xingtai in southern Hebei Province.

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

Summarized below is the information related to the consolidated VIE’s assets and liabilities as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,555,689	$2,658,657
Accounts receivable	860,203	905,232
Inventory	5,280,401	3,633,190
Advance to suppliers	74,340,164	27,183,336
Tax receivable	1,114,941	3,643,142
Prepaid expenses	37,932	10,881
Notes receivable	-	15,727
Other current assets	4,427,544	2,376,867
Current deferred tax assets	72,785	65,964
Due from related parties	-	32,844,632
Total current assets	103,689,659	73,337,628

Property, plant and equipment, net	21,075,655	22,514,658
Intangible assets, net	37,004	42,463
Non-current deferred tax assets	52,396	53,864
TOTAL ASSETS	$124,854,714	$95,948,613

LIABILITIES
Current Liabilities
Banker’s acceptance	$9,502,241	$-
Accounts payable	7,290,606	8,093,254
Advance from customers	30,549,985	19,269,063
Loan from third party	3,651,288	3,625,069
Tax payable	578,409	594,317
Income tax payable	8,384,601	6,467,167
Due to related parties	785,179	-
Accrued liabilities	450,746	416,485
Total current liabilities	61,193,055	38,465,355
TOTAL LIABILITIES	$61,193,055	$38,465,355

Only the assets of the VIE can be used to settle the obligations of the VIE. Conversely, liabilities recognized by the consolidated VIE do not represent additional claims on the Company’s assets. For the six months ended June 30, 2012 and 2011 respectively, the financial performance of the VIE reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately $296,262,619 and $292,014,638, cost of sales of approximately $285,946,421 and $284,508,440, operating expenses of approximately $1,693,981 and $970,760, and net income of approximately $5,776,201 and $3,848,738. For the quarter ended June 30, 2012 and 2011 respectively, the financial performance of the VIE reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately $160,483,483 and $165,698,776, cost of sales of approximately $155,720,612 and $162,139,025, operating expenses of approximately $567,794 and $238,830, and net income of approximately $2,879,736 and $1,868,328.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of June 30, 2012 and for the three and six months periods ended June 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the three and six month periods ended June 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011. All significant inter-company accounts and transactions were eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of June 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables. The Company operates principally in the PRC and grants credit to some of its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Foreign Currency Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's PRC subsidiaries is the Renminbi (RMB). Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the period.

Transactions denominated in currencies other than the functional currency are translated into the functional currency. The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

The balance sheet amounts at June 30, 2012, with the exception of shareholders' equity, were translated at the exchange rate of 6.3143 RMB to the U.S. $1.00 compared to the exchange rate of 6.3585 RMB to the U.S. $1.00 at December 31, 2011. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2012 and 2011 was 6.3141 RMB and RMB 6.5488 to the U.S. $1.00, respectively. The average translation rates applied to the income statement amounts for three months ended June 30, 2012 and 2011 was 6.3158 RMB and RMB 6.4999 to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $4,522,141 and $4,119,896 as of June 30, 2012 and December 31, 2011, respectively.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of June 30, 2012 and December 31, 2011, the accounts receivable was $860,203 and $905,232, respectively, with no allowance for doubtful accounts balance as of June 30, 2012 and December 31, 2011.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For the six months ended June 30, 2012 and 2011, the Company did not record any impairment loss for long-lived assets.

Revenue Recognition

The Company recognizes sales in accordance with ASC Topic 605 Revenue Recognition, The Company recognizes revenue when the following criteria are met:

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates. In January 2012, the Company issued 300,000 stock options to the Company’s Senior Vice President Mr. Steve Ross and 100,000 stock options to three independent directors. In April 2012, the 300,000 stock options to the executive officer and 30,000 stock options to a former independent director were cancelled. Meanwhile on April 14, 2012 the Company and Mr. Steve Ross entered into a restricted shares grant agreement (the “Restricted Shares Grant Agreement”) pursuant to which Mr. Ross was granted 290,000 shares of common stock, par value $0.001 (“Common Stock”) with such restricted stock vesting on April 14, 2012, the fair value of the restricted stock equal to the quoted market value on April 14, 2012 of $1.2. For the six months ended June 30, 2012, these options were dilutive and included in the calculation of diluted earnings per share. For the three months ended June 30, 2012, the option granted to Mr. Steve Ross was anti-dilutive and not included in the calculation of earnings per share; the option granted to three independent directors was dilutive and included in the calculation of earnings per share.

In May 2012, the Company issued 30,000 stock options to a new independent director, the calculated fair value of the grant at grant date was $0.37 each share with a total of $11,100 using Binominal option-pricing model. For the three and six months ended June 30, 2012, the option granted to the new independent director was anti-dilutive and not included in the calculation of earnings per share.

On May 11, 2012, Longhai Steel Inc. entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell to the Investors 1,600,000 units for $0.75 per unit, for total proceeds of $1.2 million. Each unit entitles the Investors to purchase one share of the Company’s common stock at $0.75 per share and a three-year warrant to purchase one-half of one share of common stock at the exercise price of $1.00 per share (the “Warrants”). The closing of the transactions occurred on June 6, 2012 upon the fulfillment of closing conditions contained in the Securities Purchase Agreement. The Company uses Black-Scholes option-pricing model to estimate the fair value of the warrants. The fair value of warrants was estimated on the date of grant. Valuation assumptions used in the Black-Scholes model for warrants issued include: (1) discount rate of 1.575% based on United States Treasury yield in effect at the time of the grant, (2) expected term of 3 years as the expiration date of the warrants, (3) expected volatility of 51.9%, and (4) zero expected dividend. The calculated fair value of the grant at grant date was $176,000. No warrants were exercised during the six months ended June 30, 2012. For the Securities Purchase Agreement, the Company signed an agreement with Network 1 Financial Securities, Inc. (the “Placement Agent) as the placement agent. According to the agreement, at the initial closing, and at each subsequent closing, the Company shall pay to the Placement Agent a commission equal to 10% of the aggregate purchase price of the securities sold by the Placement Agent. The Company will also issue to the Placement Agent or its designees warrants to purchase 10% of the total shares sold in the offering with a $1 exercise price expiring in three years and a cashless exercise option. The Company will also pay to Placement Agent 3% of the offering proceeds as non-accountable expenses. A total of $156,000 cash commission and 160,000 shares of warrants was grant to the Placement Agent. Such commission directly attributable to the offering charged against the gross proceeds of the offering. For the three and six months ended June 30, 2012. These options were anti-dilutive and not included in the calculation of diluted earnings per share.

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

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, notes receivables, other receivables, accounts payable, notes payable. Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known institutions with original maturities of three months or less. Restricted cash represents deposits on account to secure notes payable. Management estimates that the carrying amounts of the non related party financial instruments approximate their fair values due to their short-term nature.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. These changes become effective for the Company on January 1, 2012. Other than the additional disclosure requirements, management has determined that the adoption of these changes did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s (consolidated) financial position and results of operations.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalent as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31,
	(Unaudited)	2011
Cash on hand	$57,065	$5,996
Cash in bank	8,467,975	2,759,157
Restricted cash	9,502,241	-

Total cash and cash equivalents	$18,027,281	$2,765,153

The restricted cash balance as of June 30, 2012 represents deposit paid to bank for opening up 3-month period bank acceptance bills which require 100% deposit.

NOTE 4 - INVENTORY

Inventory as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Raw material	$2,191,030	$354,785
Finished goods	502,368	868,348
Spareparts inventory	2,587,003	2,410,057

Total inventory	$5,280,401	$3,633,190

NOTE 5 - ADVANCE TO SUPPLIERS

	June 30, 2012	December 31, 2011
	(Unaudited)
Advance to suppliers	$74,340,164	$27,183,336

Advance to suppliers represents amounts prepaid for raw materials. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 6 – NOTES RECEIVABLE

	June 30, 2012
	(Unaudited)	December 31, 2011
Notes receivable	$-	$15,727

Notes receivable represents bank acceptance bills that were not redeemed at the bank. The Company uses bank acceptance bills regularly as method of payment between the Company and its customers. The Company has an internal policy requiring most bank acceptance bills to be redeemed by the end of each calendar year. However, there is no such requirement regarding the end of quarter.

NOTE 7 – OTHER CURRENT ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)

Unverified input VAT	$4,427,544	$2,376,867
Overpaid SEC counselor fee	117,000	-

Total other current assets	$4,544,544	$2,376,867

As of June 30, 2012 and December 31, 2011, there was $4,427,544 and $2,376,867 unverified input VAT that represents input VAT amount that were pending verification through local tax bureau. The overpaid fee to SEC counselor was refunded in July 2012.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2012 and December 31, 2011, property, plant and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Plant and building	$8,085,473	$8,029,268
Machinery and equipment	21,023,301	20,839,312
Office furniture and equipment	9,131,675	9,058,075
Transportation equipment	183,350	182,075

Total property, plant and equipment	38,423,799	38,108,730
Less: accumulated depreciation	(17,348,144)	(15,594,072)

Total property, plant and equipment, net	$21,075,655	$22,514,658

Depreciation for the six months ended June 30, 2012 and 2011 was $1,644,966 and $1,575,802, respectively. Depreciation for the three months ended June 30, 2012 and 2011 was $822,132 and $792,989, respectively.

NOTE 9 - RELATED PARTY BALANCE AND TRANSCATIONS

Due (to) from related parties

As of June 30, 2012 and December 31, 2011, due from/(to) related parties was summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Xingtai Longhai Steel Group Co., Ltd.	$(785,179)	$32,844,632

The Company made payment to Xingtai Longhai Steel Group Co., Ltd (“Longhai Steel Group”), a related party under the control of Mr. Wang Chaojun, the Company’s Chief Executive Officer, as advance to suppliers. As of June 30, 2012 and December 31, 2011, the advance payments to Longhai Steel Group were $100,495 and $31,812,188, respectively. The remaining balance includes nil and $1,603,266 on receivable from related party for sales of steel scrap, $ 222,798 and $365,876 on other receivables from related party, and offset by $1,108,472 and $936,698 on accrued expenses of facility rental to related party.

Related party transactions

Revenue

During the six months ended June 30, 2012 and 2011, the Company sold scrap metal to Longhai Steel Group in the amount of $3,161,914 and $3,496,351, respectively. During the three months ended June 30, 2012 and 2011, the Company sold scrap metal to members of the Longhai Group of companies in the amount of $1,574, 887 and $1,646,404 respectively. These amounts are included in the Company's income statement as revenue from related party.

Purchase of billet

During the six months ended June 30, 2012 and 2011, the Company purchased $12,874,129 and $nil billet directly from Longhai Steel Group. The Company also made purchases from Longhai Steel Group through independent third party trading companies in the amount of $259,626,959 and $264,297,141 during six months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012 and 2011, the Company purchased $7, 348,093 and $nil directly from Longhai Steel Group. The Company also made purchases from Longhai Steel Group through independent third party trading companies in the amount of $117,115,500 and $133,583,905 during the three months ended June 30, 2012 and 2011, respectively.

Prior to 2009, the Company purchased steel billet at a slight discount from Longhai Steel Group, an entity owned and controlled by our CEO, Chaojun Wang. However, since 2009, the Company has purchased steel billet at prevailing market prices from independent third party trading companies. While they source their steel billet from local steel manufacturers, including Longhai Steel Group, they provide all of the Company’s billets only through Longhai Steel Group. They also function as financing intermediaries to facilitate delivery of steel billets to Longhai. The price of the billets has been set through arm’s length negotiations with Longhai Steel Group and based on the published daily commodity index price. Longhai Steel Group is able to supply steel to Longhai less expensively than competitors because, while the base price of steel billet is comparable across the region, (i) Longhai Steel Group’s cost of transporting steel to Longhai is lower given its proximity to Longhai and (ii) Longhai Steel Group can deliver hot steel billet given such proximity, which reduces Longhai’ s energy costs and factors into Longhai’s calculation of its true steel billet costs. The Company’s purchasing team monitors and tracks movements in steel billet prices daily and provides regular guidance to management to respond quickly to market conditions and aid in long term business planning. Steel Billet is the principal raw material used in the Company’s production of steel wire.

Expenses

During the six months ended June 30, 2012 and 2011, the Company purchased gas and other utilities from the Longhai Steel Group in the amount of $1,499,361 and $1,589,007, respectively. During the three months ended June 30, 2012 and 2011, the Company purchased gas and other utilities from the Longhai Group in the amount of $659,304 and $616,041, respectively.

In addition, the Longhai Steel Group rents office and workshop space to the Company. Rent expense for the six months ended June 30, 2012 and 2011 was $1,123,979 and $14,799, respectively. Rent expense for the three months ended June 30, 2012 and 2011 was $561,517 and $7,443, respectively.

Short-term loan to related party

On June 30, 2011, the Company lent $3,817,500 or 25 million RMB to its related party, Longhai Steel Group for operational purposes. The term of the loan is two months and bears interest at 0.999% monthly rate. The loan has short term of two months and settled the balance within the time period noted here. By September 3, 2011, the related party has fully repaid the loan to the Company.

NOTE 10 – BANKER’S ACCEPTANCE

The balance represents banker’s acceptance bill opened up by the Company with 100% bank deposit secured by Hebei Bank Handan Branch for advance payment to suppliers. The maturity period of the banker’s acceptance bills are 3 months from June 14, 2012 and June 21, 2012 to September, 14, 2012 and September 21, 2012.

NOTE 11 – ADVANCE FROM CUSTOMERS

	June 30, 2012	December 31, 2011
	(Unaudited)
Advance from customers	$30,549,985	$19,269,063

Advance from customers represents amounts received for wire rods. The advances are applied against amounts due from customers as the wire rods are delivered.

NOTE 12 – ACCRUED LIABILITIES

As of June 30, 2012 and December 31, 2011, the accrued liabilities of the Company were summarized as follows:

	June 30, 2012	December 31, 2011
	(Unaudited)
Accrued liabilities:
– payroll payable	$299,233	$263,856
– payable for equipment purchased	75,359	144,660
– others	177,963	109,779
Total of accrued expenses	$552,555	$518,295

NOTE 13 – LOAN FROM THRID PARTY

The Company borrowed funds from a third party vendor in 2011. The annual interest rate on the borrowing in 2011 is 20% and is due on demand. The total outstanding borrowing balance was $3,651,288 and $3,625,069 as of June 30, 2012 and December 31, 2011 respectively. The interest expenses were $306,199 and $ 85,003 for the six months ended June 30, 2012 and June 30, 2011, respectively. For three months ended June 30, 2012 and 2011, the interest expenses were $153,100 and $85,003, respectively.

NOTE 14 - INCOME TAX

Longhai is governed by the Income Tax Law of the PRC, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31,
	(Unaudited)	2011
Current deferred tax assets:
Expenses deductible in next period	$72,785	$65,964
Total current deferred tax assets	72,785	65,964
Non-current deferred tax assets:
Depreciation of fixed assets	52,396	53,864
Total non-current deferred tax assets	52,396	53,864
Total deferred tax assets	$125,181	$119,828

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2012 and 2011:

	2012		2011
	(Unaudited)		(Unaudited)
US statutory rates	34.0%		34.0%
Tax rate difference	(9.0%	)	(9.0%	)
Non deductible expense	3.1%		0.7%

Tax per financial statements	28.1%		25.7%

NOTE 15 – SHAREHOLDERS’ EQUITY

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

Securities Purchase Agreement

On May 11, 2012, Longhai Steel Inc. entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell to the Investors 1,600,000 units for $0.75 per unit, for total proceeds of $1.2 million. Each unit entitles the Investors to purchase one share of the Company’s common stock at $0.75 per share and a three-year warrant to purchase one-half of one share of common stock at the exercise price of $1.00 per share (the “Warrants”). The total shares issued to the Investors were 1,600,000 (the “ Shares ”), representing approximately 13.3% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement. 800,000 Warrants were issued as a result of the Securities Purchase Agreement, the fair value of the Warrants deducted the additional paid-in capital generated from issuance of the Shares. The closing of the transactions occurred on June 6, 2012 upon the fulfillment of closing conditions contained in the Securities Purchase Agreement.

The Company uses Black-Scholes option-pricing model to estimate the fair value of its warrants. The fair value of warrants was estimated on the date of grant. Valuation assumptions used in the Black-Scholes model for warrants issued include: (1) discount rate of 1.575% based on United States Treasury yield in effect at the time of the grant, (2) expected term of 3 years as the expiration date of the warrants, (3) expected volatility of 51.9%, and (4) zero expected dividend. The calculated fair value of the grant at grant date was $176,000. No warrants were exercised during the six months ended June 30, 2012.

For the Securities Purchase Agreement, the Company signed an agreement with Network 1 Financial Securities, Inc. (the “Placement Agent) as the placement agent. According to the agreement, at the initial closing, and at each subsequent closing, the Company shall pay to the Placement Agent a commission equal to 10% of the aggregate purchase price of the securities sold by the Placement Agent. The Company will also issue to the Placement Agent or its designees warrants to purchase 10% of the total shares sold in the offering with a $1 exercise price expiring in three years and a cashless exercise option. The Company will also pay to Placement Agent 3% of the offering proceeds as non-accountable expenses. A total of $156,000 cash commission and 160,000 shares of warrants was grant to the Placement Agent. Such commission directly attributable to the offering charged against the gross proceeds of the offering.

Stock award to officers

On April 14, 2012 the “Company” and Mr. Steve Ross, the Company’s Senior Vice President, entered into a restricted shares grant agreement (the “Restricted Shares Grant Agreement”) pursuant to which Mr. Ross was granted 290,000 shares of common stock, par value $0.001 (“Common Stock”) with such restricted stock vesting on April 14, 2012. Meanwhile, the option agreement, dated December 21, 2011, between the Company and Mr. Ross was cancelled. All the remaining fair value of the cancelled option of and the incremental fair value were recorded at the replacement date in April. The total compensation cost was the incremental cost of $26,427 plus the fair value of the cancelled award of $171,533. The calculated fair value was 0.5718 per share with a total of $171,533 using Binominal option-pricing model. The incremental cost of the replacement award of $26,427 equals to the fair value of the new award over the fair value of the original awards at the cancellation date. Fair value of the new awards equal to the quoted market price of the stock on the replacement date, which is $1.2 each share with a total fair value of $348,000, and the fair value of the original awards at the replacement date was $1.072 each share with a total fair value of $321,573.

On April 14, 2012, the Company’s board of directors (the “Board”) approved the issuance of 30,000 shares of the Company’s Common Stock to each of Mr. Heyin Lv, the Company’s Chief Financial Officer, Ms. Dongni Han, the Board Secretary and Ms. Dongmei Pan, the Chief Technology Officer. Using fair market price at the grant date of $1.2 per share at the grant date, the total fair value of the stock grant at the grant date was $108,000.

NOTE 16– STOCK OPTION PLAN

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

In April 2012, the 300,000 stock options issued to executive officer and 30,000 stock options issued to an independent director were cancelled.

On May 4, 2012, the Company granted one newly appointed board director a 3-year option to purchase 30,000 shares of the Company’s common stock. According to the stock option agreement, the option has a per share exercise price equal to $0.82 on a cash exercise basis. Half of the options are immediately exercisable and the other half options will vest on December 31, 2012.

The fair value of options was estimated on the date of grant. The calculated fair value of the grant to executive officer at grant date was $171,533 and the calculated fair value of the grant to board directors in January 2012 at grant date was $21,367 using Binominal option-pricing model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 1.63% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected term of 3 years according to the option plan, (3) expected volatility of 56.8%, and (4) zero expected dividends. The calculated fair value of the grant to board director in May 2012 at grant date was $11,100 using Binominal option-pricing model. Valuation assumptions used in the Binominal option-pricing model for options issued include (1) discount rate of 1.575% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected term of 3 years based according to the option plan, (3) expected volatility of 51.9%, and (4) zero expected dividends.

During six months period ended June 30, 2012 and 2011, the stock option expense plus the replacement award expenses recognized was $222,535 and $145,229 respectively. During three months period ended June 30, 2012 and 2011, the stock option expense recognized was $101,996 and $83,041 respectively.

NOTE 17 – COMMITMENTS AND CONTINGECIES

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

Lease commitment

Longhai leases land, office building and a steel wire production facility from its related party, Longhai Steel Group, the Company’s related party. The lease of land and office building started from October 1, 2008, with no specific lease period, the annual rental is $29,986. The lease of steel wire production facility started from August 1, 2011, the term of the lease is 5 years with annual payment of $2,217,190.

Lease commitment for steel wire production facility is as follows:

Amount
Within 1 year	$2,217,190
1 year to 2 years	2,217,190
2 years to 3 years	2,217,190
3 years to 4 years	2,217,190
4 years to 5 years	184,766

Total	$9,0 53,524

NOTE 18 - MAJOR CUSTOMERS AND MAJOR VENDORS

The Company generated 35 percent and 76.2 percent of its revenues from five customers during the six months ended June 30, 2012 and 2011 respectively.

Longhai purchased all its steel billets directly or indirectly through vendors from Longhai Steel Group, a related party during 2012 and 2011.

NOTE 19 – OTHER OPERATION EXPENSES

In first quarter of 2012, the leased production line at Longhai PRC was temporarily closed for January and reopened in February because of insufficient customer demand and shortage of steel billet supply during Chinese New Year period. $500,337 of manufacturing overhead expense was charged to other operation expenses.

NOTE 20 – SUBSEQUENT EVENT

The Company has performed an evaluation of subsequent events through the date the financial statements were issued, with no material event or transaction needing recognition or disclosure found.

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

Second Quarter Financial Performance Highlights

The following summarizes certain key financial information for the second quarter of 2012:

  Revenue: Revenue decreased $5.2 million, or 3.1%, to $160.5 million for the three months ended June 30, 2012, from $165.7 million for the same period in 2011.
  Gross Profit: Gross profit increased $1.2 million, or 33.3% to $4.8 million in the period ended June 30, 2012 from $3.6 million in the same period in 2011.
  Net Income: Net income increased $0.6 million, or 33.3%, to $2.4 million for the three months ended June 30, 2012, from $1.8 million for the same period in 2011.
  Fully diluted earnings per share: Fully diluted earnings per share were $0.22 and $0.18 for the three months ended June 30, 2012 and 2011, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

The following table sets forth key components of our results of operations during the three month periods ended June 30, 2012 and 2011, both in dollars and as a percentage of our revenues:

	Three Months Ended		Three Months Ended
	30-Jun-12		30-Jun-11
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$160,483,483		165,698,776
Cost of sales	(155,720,612)	97.0%	(162,139,025)	97.9%
Gross profit	4,762,871	3.0%	3,559,751	2.1%
General and administrative expenses	(956,224)	0.6%	(321,022)	0.2%
Selling expense	(134,884)	0.1%	-	0.0%
Income from operations	3,671,763	2.3%	3,238,729	2.0%
Other income and expense	(287,068)	0.2%	(829,344)	0.5%
Income before income tax	3,384,695	2.1%	2,409,385	1.5%
Income tax expense	(1,028,510)	0.6%	(622,817)	0.4%
Net income	2,356,185	1.5%	1,786,568	1.1%
Other comprehensive income	42,747	0.0%	779,449	0.5%
Comprehensive income	$2,398,932	1.5%	2,566,017	1.5%

Net Revenues. Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues decreased to $160.5 million, or 3.1%, to 160.5 million in the three months ended June 30, 2012 from $165.7 million in the same period in 2011. The decrease was primarily attributable to a 14.9% decrease in average wire prices. The sales volume increased from 267,938 MT to 295,635 MT, representing a period over period increase of 10.3% . However, the sales volume increase was not enough to offset the decrease in average wire prices.

Cost of Sales. Our cost of sales decreased $6.4 million, or 3.9%, to $155.7 million in the three months ended June 30, 2012, from $162.1 million in the same period in 2011. The cost of sales as a percentage of revenues decreased from 97.9% to 97.0% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold decreased 13.9% period over period.

Gross Profit and Gross Margin. Our gross profit increased $1.2 million to $4.8 million in the three months ended June 30, 2012 from $3.6 million in the same period in 2011. Gross margin increased from 2.1% for the three months ended June 30, 2011 to 3.0% for the three months ended June 30, 2012. The increase in gross margin was primarily due to the increase of the spread between billet purchase prices and wire sales prices, as billet prices decreased more than wire prices because the steel wire market was stronger in comparison to the billet market.

General and administrative expenses. Our general and administrative expenses increased $0.6 million to $0.9 million in the three months ended June 30, 2012 from $0.3 million in the same period in 2011. The increase was due to increased salary levels and new executive employed and stock option expenses to officers and an independent board director. Also during the three months ended June 30, 2012, more capital market related expenses occurred.

Income Before Income Taxes. Our income before income taxes increased to $3.4 million in the three months ended June 30, 2012 from $2.4 million in the same period in 2011. This increase was due to an increase in our gross profit, and partially offset by the increase in our operating expenses as discussed above. In addition, we experienced lower interest expenses in association with the decreased use of bank acceptance bills.

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

Income Tax. Income tax increased to $1.0 million in the three months ended June 30, 2012 from $0.6 million in the same period in 2011 as we had higher taxable income.

Net Income. In the quarter ended June 30, 2012, we generated net income of $2.4 million, compared to $1.8 million in the same period in 2011. This increase was primarily attributable to the factors discussed above.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

	Six Months Ended		Six Months Ended
	30-Jun-12		30-Jun-11
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$296,262,619		292,014,638
Cost of sales	(285,946,421)	96.5%	(284,508,440)	97.4%
Gross profit	10,316,198	3.5%	7,506,198	2.6%
General and administrative expenses	(1,508,185)	0.5%	(1,110,390)	0.4%
Selling expense	(400,988)	0.1%	(5,599)	0.0%
Other operation expense	(500,337)	0.2%	-	0.0%
Income from operations	7,906,688	2.7%	6,390,209	2.2%
Other income and expense	(869,652)	0.3%	(1,407,018)	0.5%
Income before income tax	7,037,036	2.4%	4,983,191	1.7%
Income tax expense	(1,974,876)	0.7%	(1,282,954)	0.4%
Net income	5,062,160	1.7%	3,700,237	1.3%
Other comprehensive income	402,245	0.1%	1,068,105	0.4%
Comprehensive income	$5,464,405	1.9%	4,768,342	1.6%

Net Revenues. Our net revenues increased $4.3 million, or 1.5%, to $296.3 million in the six months ended June30, 2012 from $292.0 million in the same period in 2011. The increase was primarily due to an increase in sales volume. The sales volume increased from 478,818 MT to 538,011 MT, representing a period over period increase of 12.4% . The increase in sales volume was partially offset by decrease in average sales price of 13.0% .

Cost of Sales. Our cost of sales increased $1.4 million, or 0.5%, to $285.9 million in the six months ended June 30, 2012, from $284.5 million in the same period in 2011. The cost of sales as a percentage of revenues decreased from 97.4% to 96.5% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold decreased 12.7% period over period.

Gross Profit and Gross Margin. Our gross profit increased $2.8 million to $10.3 million in the six months ended June 30, 2012 from $7.5 million in the same period in 2011. Gross margin improved from 2.6% for the six months ended June 30, 2011 to 3.5% for the six months ended June 30, 2012. The increase in gross margin was primarily due to the increase of the spread between billet purchase prices and wire sales price.

General and administrative expenses. Our general and administrative expenses increased $0.4 million to $1.5 million in the six months ended June 30, 2012, from $1.1 million in the same period in 2011. The increase was due to increased salary levels and new executive employed and stock option expenses issued to officers and independent directors. Also during the six months ended June 30, 2012, more capital market related expenses occurred.

Selling expenses. Our selling expenses increased approximately $0.4 million to 0.4 million in the six months ended June 30, 2012, from $5,599 in the same period in 2011. The increase was due to our plan to open up new markets in Hubei Province in China.

Other Operation expenses. In the first quarter of 2012, the leased new production line at Longhai was temporarily closed because of insufficient customer demand and a shortage of steel billet supply. $500,337 of manufacturing overhead expense during was charged to other operation expenses.

Income Before Income Taxes. Our income before income taxes increased to $7.0 million in the six months ended June 30, 2012 from $5.0 million in the same period in 2011. This increase was due to an increase in our gross profit partially offset by the increase in our operating expenses as discussed above. In addition, we experienced lower interest expenses in association with decreased use of bank acceptance bills.

Income Tax. Income tax increased to $2.0 million in the six months ended June 30, 2012 from $1.3 million in the same period in 2011 as we had higher taxable income.

Net Income. In the six months ended June 30, 2012, we generated net income of $5.0 million, compared to $3.7 million in the same period in 2011. This increase was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $18,027,281, consisting primarily of cash on hand, demand deposits and restricted cash. The following table sets forth a summary of our cash flows for the periods indicated:

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$4,629,523	9,327,913
Net cash used in investing activities	(89,618)	(4,509,771)
Net cash provided by (used in) financing activities	10,702,241	(2,233,624)
Effect of exchange rate changes on cash	19,982	44,760

Net increase in cash and cash equivalents	15,262,128	2,629,278
Cash and cash equivalents, beginning balance	2,765,153	293,445
Cash and cash equivalents, ending balance	18,027,281	2,922,723

Operating activities

Net cash provided by operating activities was $4.6 million for the period ended June 30, 2012, as compared to net cash provided by operating activities of $9.2 million for the same period in 2011. The decrease was mainly attributable the following factors: advances to suppliers in the six months ended June 30, 2011 increased $46.5 million as compared to the same period in 2011 as our production capacity expanded since the second production line was set up in August 2011; there was no advances to the related party for purchase of billets as we have been purchasing billets from unrelated third party trading companies; and our accounts payable decreased $10.5 million as a result of better control over accounts payable after introduction of electronic inventory system in July 2011.

Investing activities

Net cash used in investing activities for the period ended June 30, 2012 was $0.09 million, compared to net cash used in investing activities of $4.5 million during the same period of 2011. This decrease in cash used in investing activities was mainly because there was no cash lending to a related party in the six months ended June 30, 2012, compared with $3.8 million during the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2012 was $10.7 million, as compared to net cash used in financing activities of $2.2 million during the same period in 2011. The increase was primarily attributable to the gross proceeds of $1.2 million in the June 2012 private placement and a total amount of $14.2 million banker’s acceptance and borrowing from banks, offset by a loan payment of $4.7 million in the six months ended June 30, 2012

We believe that our cash on hand and cash flows from operations will meet our present cash needs, but we may require additional cash resources to implement our expansion through the acquisition of additional facilities. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects. On July 20, 2010, we filed a registration statement with the SEC in order to be able to issue additional common stock at a proposed maximum offer price of 20 million U.S. Dollars for the purpose of expanding our business through acquisitions and to better meet our working capital needs.

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

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the period ended June 30, 2012 or the period ended June 30, 2011.

Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a salable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our inventory requirements generally increase as our projected demand requirements or decrease due to market conditions and product life cycle changes. We estimate the demand requirements based on market conditions, sales contracts and orders in hand.

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

ASC 220 defines comprehensive income as comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. Our other comprehensive income decreased from the effect of foreign currency translation adjustments were $42,747 and $779,449 for six months ended June 30, 2012 and June 30, 2011, and $402,245 and $1,068,105 for three months ended June 30,2012 and June 30,2011respectively and are included in the consolidated statement of operation and comprehensive income.

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

Foreign Currency Translation/Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of the Company's PRC subsidiaries is the Renminbi (RMB). Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date; with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the period.

Transactions denominated in currencies other than the functional currency are translated into the functional currency. The resulting exchange differences are included in the determination of net income of the consolidated financial statements for the respective periods.

The balance sheet amounts at June 30, 2012, with the exception of shareholders' equity, were translated at the exchange rate of 6.3143 RMB to the U.S. $1.00 compared to the exchange rate of 6.3585 RMB to the U.S. $1.00 at December 31, 2011. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the six months ended June 30, 2012 and 2011 was 6.3141 RMB and RMB 6.5488 to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $4,522,141 and $4,119,896 as of June 30, 2012 and December 31, 2011, respectively.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in Chinese RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since June 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until June 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On June 30, 2012, the RMB traded at 6.3143 to the U.S. dollar. There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of the RMB against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

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

•Interest risk
The Company is exposed to interest rate risk arising from short-term variable rate borrowings from time to time. The Company’s future interest expense will fluctuate in line with any change in borrowing rates. The Company does not have any derivative financial instruments as of June 30, 2011 and believes its exposure to interest rate risk is not material.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Chaojun Wang, and Chief Financial Officer, Heyin Lv, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon, and as of the date of this evaluation, Messrs. Wang and Lv, determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, cash flows, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 5, 2012, the Company’s Board of Directors authorized the issuance by the Company of 75,000 unregistered shares of common stock, par value $0.001 per share, as considerations for services provided by a consultant.

No repurchases of our common stock were made during the second quarter of 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	LONGHAI STEEL INC.

	By:	/s/ Chaojun Wang
Chaojun Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Heyin Lv
Heyin Lv, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
No.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).