Form 10-Q
period 2012-09-30
Longhai Steel Inc.
filed 2012-11-14
CIK 1296286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to _________________________

Commission File Number: 001-35017

LONGHAI STEEL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	11-3699388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]          No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, 0.001 par value	12,105,421

Quarterly Report on Form 10-Q
Period Ended September 30, 2012

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

LONGHAI STEEL INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page(s)
Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2012 and 2011 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements 7-20 3	7-20

LONGHAI STEEL INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$943,903	$2,765,153
Accounts receivable	982,881	905,232
Inventory	2,954,852	3,633,190
Advance to suppliers	77,142,658	27,183,336
Tax receivable	370,099	3,643,142
Prepaid expenses	98,895	10,881
Notes receivable	474,196	15,727
Other current assets	1,575,632	2,376,867
Current deferred tax assets	90,915	65,964
Due from related parties	-	32,844,632
Total current assets	84,634,031	73,444,124

Property, plant and equipment, net	20,300,193	22,514,658
Intangible assets, net	35,906	42,463
Non-current deferred tax assets	119,192	53,864
TOTAL ASSETS	$105,089,322	$96,055,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$12,566,650	$8,093,254
Advance from customers	16,126,894	19,269,063
Income tax payable	7,891,782	6,467,260
Accrued liabilities	1,138,077	518,295
Tax payable	577,274	594,317
Loan from third party	-	3,625,069
Due to related party	2,690,635	-
Total current liabilities	40,991,312	38,567,258

TOTAL LIABILITIES	40,991,312	38,567,258

STOCKHOLDERS’ EQUITY

Common Stock, .001 par value, 100,000,000 shares authorized, 12,105,421 and 10,050,418 shares issued and outstanding, respectively	12,105	10,050
Additional paid-in capital	4,642,339	3,194,658
Statutory reserve	1,475,198	1,475,198
Accumulated other comprehensive income	4,402,694	4,119,896
Retained earnings	53,565,674	48,688,049
TOTAL STOCKHOLDERS’ EQUITY	64,098,010	57,487,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,089,322	$96,055,109

Only the assets of the VIE can be used to settle the obligations of the VIE. Conversely, liabilities recognized by the consolidated VIE do not represent additional claims on the Company’s assets; see detailed disclosure in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGHAI STEEL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue
From unrelated party	$93,758,058	$115,898,892	$386,858,763	$404,417,179
From related party	1,057,131	2,861,763	4,219,045	6,358,114
	94,815,189	118,760,655	391,077,808	410,775,293

Cost of revenue	(93,041,038)	(115,899,850)	(378,987,459)	(400,408,290)
Gross profit	1,774,151	2,860,805	12,090,349	10,367,003

General and administrative expenses	(610,521)	(133,552)	(2,118,953)	(1,243,942)
Selling expense	-	-	(400,741)	(5,599)
Impairment on inventory valuation	-	(674,282)	-	(674,282)
Other operation expenses	(993,193)	-	(1,493,530)	-
Income from operations	170,437	2,052,971	8,077,125	8,443,180

Interest income	94,448	2,078	99,203	5,332
Interest expense	(424,281)	(748,113)	(1,312,671)	(2,148,980)
Other income/(expenses)	(2,442)	(1,935)	11,541	(11,340)
Total other income and expenses	(332,275)	(747,970)	(1,201,927)	(2,154,988)

Income before income taxes	(161,838)	1,305,001	6,875,198	6,288,192
Income tax expense	(22,697)	(325,853)	(1,997,573)	(1,608,807)

Net income/(Loss)	$(184,535)	$979,148	$4,877,625	$4,679,385

Earnings/(Loss) per share – basic	$(0.02)	$0.10	$0.45	$0.47
Earnings/(Loss) per share – diluted	$(0.02)	$0.10	$0.44	$0.47

Weighted average shares outstanding – basic	12,105,421	10,000,000	10,936,830	10,000,000
Weighted average shares outstanding – diluted	12,105,421	10,000,000	10,985,783	10,000,000

Comprehensive Income
Net income/(loss)	$(184,535)	$979,148	$4,877,625	$4,679,385
Other comprehensive income/(loss)	(119,447)	468,874	282,798	1,536,979
Comprehensive income/(loss)	$(303,982)	$1,448,022	$5,160,423	$6,216,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGHAI STEEL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,877,625	$4,679,385
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,467,854	2,380,390
Deferred tax assets / liabilities	(89,673)	(211,467)
Amortization of intangible assets	3,082	-
Share-based payment expenses	249,736	145,322
Impairment for inventory obsolescence	-	674,282
Changes in operating assets and liabilities:
Accounts receivable	(73,070)	923,072
Notes receivable	(458,389)	(258,216)
Inventory	571,096	(21,307,130)
Advance to suppliers	(49,821,826)	(1,761,003)
Prepaid expenses and other current assets	725,298	6,437,432
Tax receivable	3,271,421	117,183
Due to / from related parties	35,701,398	1,519,935
Accounts payable	4,432,460	127,520
Accrued liabilities	687,341	272,685
Advance from customers	(6,883,039)	11,850,261
Income tax payable	1,391,810	(1,335,609)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,946,876)	4,254,042

Cash flows from investing activities:
Cash paid for fixed assets purchased by related party	(70,275)	(615,092)
Cash repaid by related parties	-	3,842,500
Cash paid for software	-	(38,906)
Cash lending to related parties	-	(3,842,500)
Purchase of property and equipment	(7,059)	(65,928)
CASH USED IN INVESTING ACTIVITIES	(77,334)	(719,926)

Cash flows from financing activities:
Cash advance from related parties	-	16,766,878
Cash repayment to related parties	-	(19,232,898)
Proceeds from common stock issued in private placement	1,200,000	-
Borrowing from bank	4,700,063	-
Repayment to bank	(4,700,063)	-
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,200,000	(2,466,020)
Effect of exchange rate changes on cash	2,960	31,733
Net increase/(decrease) in cash and cash equivalents	(1,821,250)	1,099,829

Cash and cash equivalents, beginning balance	2,765,153	293,445
Cash and cash equivalents, ending balance	$943,903	$1,393,274
SUPPLEMENTARY DISCLOSURE:
Interest paid	$1,276,308	$2,143,710
Income tax paid	$692,608	$3,155,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LONGHAI STEEL INC
NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

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

Pursuant to the VIE Agreements, the Company through its wholly-owned subsidiary, Kalington Consulting, was granted with decision making rights and power over key strategic and operational functions that would significantly impact the Longhai or the VIE’s economic performance, which includes, but is not limited to, advise, consult, manage and operate Longhai and collect and own all of the net profits of Longhai; recommend director candidates and appoint the senior executives of Longhai, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longhai; and guarantee the contractual performance by Longhai of any agreements with third parties Under these agreements, the Company has the absolute and exclusive right to enjoy economic benefits similar to equity ownership through the VIE Agreements with Longhai and their shareholders.

Longhai is deemed to be a VIE since, by design, its total equity investments at risk lack the ability to make decisions about its activities that have a significant effect on its success.

The Company consolidates with the VIE because it is deemed to have a controlling financial interest in the VIE due to its:

a.	Power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and
b.	Obligation to absorb losses of the VIE that could potentially be significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE.

On March 18, 2010, prior to the reverse acquisition transaction, Mr. Wang entered into a call option agreement, the Merry Success Option Agreement,with Jinhai Guo, the sole shareholder of Merry Success Limited, which was the majority shareholder of Kalingon prior to the reverse acquisition, pursuant to which Mr. Wang was granted the right to acquire up to 100% of the sh ares of Merry Success Limited for fixed consideration within the next three years. The Merry Success Option Agreement al so provides that Mr. Guo shall not dispose of any of the shares of Merry Success Limited without Mr. Wang’s consent. As a result of the Merry Success Option Agreement, right after the reverse acquisition transaction, Mr. Wang beneficially own ed a majority of our capital stock and voting power, as well as of Longhai and Longhai Steel Group. Because of the common control between Kalington, Kalington Consulting and Longhai, for accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities based on Financial Accounting Standards Board (FASB) rules on business combinations and transactions among entities under common control. The restructuring has been accounted for using a manner similar to pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

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

Summarized below is the information related to the consolidated VIE’s assets and liabilities as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$528,668	$2,658,657
Accounts receivable	982,881	905,232
Inventory	2,954,852	3,633,190
Advance to suppliers	77,142,658	27,183,336
Tax receivable	370,099	3,643,142
Prepaid expenses	23,136	10,881
Notes receivable	474,196	15,727
Other current assets	1,575,632	2,376,867
Current deferred tax assets	90,915	65,964
Due from related parties	-	32,844,632
Total current assets	84,143,037	73,337,628

Property, plant and equipment, net	20,300,193	22,514,658
Intangible assets, net	35,907	42,463
Non-current deferred tax assets	119,191	53,864
TOTAL ASSETS	$104,598,328	$95,948,613

LIABILITIES
Current Liabilities
Accounts payable	12,566,650	8,093,254
Advance from customers	16,126,894	19,269,063
Loan from third party	-	3,625,069
Tax payable	577,274	594,317
Income tax payable	7,891,732	6,467,167
Due to related parties	2,690,635	-
Accrued liabilities	1,037,378	416,485
Total current liabilities	40,890,563	38,465,355
TOTAL LIABILITIES	$40,890,563	$38,465,355

Only the assets of the VIE can be used to settle the obligations of the VIE. Conversely, liabilities recognized by the consolidated VIE do not represent additional claims on the Company’s assets. For the nine months ended September 30, 2012 and 2011 respectively, the financial performance of the VIE reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately $391,077,808 and $410,775,293, cost of sales of approximately $378,987,459 and $400,408,290, operating expenses of approximately $2,947,800 and $1,923,823, and net income of approximately $5,941,736 and $4,679,385. For the quarter ended September 30, 2012 and 2011 respectively, the financial performance of the VIE reported in the Company’s consolidated statements of income and comprehensive income includes sales of approximately $94,815,189 and $118,760, 655, cost of sales of approximately $93,041,038 and $115,899,850, operating expenses of approximately $1,253,819 and $953,063, and net income of approximately $165,535 and $830,647, respectively.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements as of September 30, 2012 and for the three and nine months periods ended September 30, 2012 and 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the three and nine month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011. All significant inter-company accounts and transactions were eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and bills receivables. As of September 30, 2012 and December 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables. The Company operates principally in the PRC and grants credit to some of its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

The balance sheet amounts at September 30, 2012, with the exception of shareholders’ equity, were translated at the exchange rate of 6.3265 RMB to the U.S. $1.00 compared to the exchange rate of 6.3585 RMB to the U.S. $1.00 at December 31, 2011. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2012 and 2011 was 6.3180 RMB and RMB 6.4893 to the U.S. $1.00, respectively. The average translation rates applied to the income statement amounts for three months ended September 30, 2012 and 2011 was RMB 6.3302 and RMB 6.3444 to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $4,402,694 and $4,119,896 as of September 30, 2012 and December 31, 2011, respectively.

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

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts are written off against the allowance when it becomes evident collection will not occur. As of September 30, 2012 and December 31, 2011, the accounts receivable was $982,881 and $905,232, respectively, with no allowance for doubtful accounts balance as of September 30, 2012 and December 31, 2011.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets, including property, plant and equipment and other intangible assets, whenever facts and circumstances indicate that the assets may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. For the nine months ended September 30, 2012 and 2011, the Company did not record any impairment loss for long-lived assets.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with the provisions of ASC 260 “Earnings Per Share”. ASC 260 requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation dates. In January 2012, the Company issued 300,000 stock options to the Company’s Senior Vice President Mr. Steve Ross and 100,000 stock options to three independent directors. In April 2012, the 300,000 stock options to the executive officer and 30,000 stock options to a former independent director were cancelled. Meanwhile on April 14, 2012 the Company and Mr. Steve Ross entered into a restricted shares grant agreement (the “Restricted Shares Grant Agreement”) pursuant to which Mr. Ross was granted 290,000 shares of common stock, par value $0.001 (“Common Stock”) with such restricted stock vesting on April 14, 2012, the fair value of the restricted stock equal to the quoted market value on April 14, 2012 of $1.2. For the nine months ended September 30, 2012, these options were dilutive and included in the calculation of diluted earnings per share. For the three months ended September 30, 2012, these options were anti-dilutive and not included in the calculation of earnings per share.

In May 2012, the Company issued 30,000 stock options to a new independent director, the calculated fair value of the grant at grant date was $0.37 each share with a total of $11,100 using Black-Scholes option-pricing model. For the three and nine months ended September 30, 2012, the option granted to the new independent director was anti-dilutive and not included in the calculation of earnings per share.

On May 11, 2012, Longhai Steel Inc. entered into a securities purchase agreement (the “Securities Purchase Agreement ”) with certain accredited investors (the “ Investors ”) pursuant to which the Company agreed to sell to the Investors 1,600,000 units for $0.75 per unit, for total proceeds of $1.2 million. Each unit entitles the Investors to purchase one share of the Company’s common stock at $0.75 per share and a three-year warrant to purchase one-half of one share of common stock at the exercise price of $1.00 per share (the “ Warrants ”). The closing of the transactions occurred on June 6, 2012 upon the fulfillment of closing conditions contained in the Securities Purchase Agreement. The Company uses Black-Scholes option-pricing model to estimate the fair value of the warrants. The fair value of warrants was estimated on the date of grant. Valuation assumptions used in the Black-Scholes model for warrants issued include: (1) discount rate of 1.575% based on United States Treasury yield in effect at the time of the grant, (2) expected term of 3 years as the expiration date of the warrants, (3) expected volatility of 51.9%, and (4) zero expected dividend. The calculated fair value of the grant at grant date was $176,000. No warrants were exercised during the nine months ended September 30, 2012. For the Securities Purchase Agreement , the Company signed an agreement with Network 1 Financial Securities, Inc. (the “Placement Agent) as the placement agent. According to the agreement, at the initial closing, and at each subsequent closing, the Company shall pay to the Placement Agent a commission equal to 10% of the aggregate purchase price of the securities sold by the Placement Agent. The Company will also issue to the Placement Agent or its designees warrants to purchase 10% of the total shares sold in the offering with a $1 exercise price expiring in three years and a cashless exercise option. The Company will also pay to Placement Agent 3% of the offering proceeds as non-accountable expenses. A total of $156,000 cash commission and 160,000 shares of warrants was grant to the Placement Agent. Such commission directly attributable to the offering charged against the gross proceeds of the offering. For the three and nine months ended September 30, 2012, these options were anti-dilutive and not included in the calculation of diluted earnings per share.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 3 – CASH AND CASH EQUIVALENTS

Cash and cash equivalent as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31,2011
	(Unaudited)
Cash on hand	$47,210	$5,996
Cash in bank	896,693	2,759,157

Total cash and cash equivalents	$943,903	$2,765,153

NOTE 4 – INVENTORY

Inventory as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31,2011
	(Unaudited)
Raw material	$345,355	$354,785
Finished goods	159,657	868,348
Spare parts inventory	2,449,840	2,410,057

Total inventory	$2,954,852	$3,633,190

NOTE 5 – ADVANCE TO SUPPLIERS

	September 30, 2012	December 31, 2011
	(Unaudited)
Advance to suppliers	$77,142,658	$27,183,336

Advance to suppliers represents amounts prepaid for raw materials. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 6 – NOTES RECEIVABLE

	September 30, 2012	December 31, 2011
	(Unaudited)
Notes receivable	$474,196	$15,727

Notes receivable represents bank acceptance bills that were not redeemed at the bank. The Company uses bank acceptance bills regularly as method of payment between the Company and its customers. The Company has an internal policy requiring most bank acceptance bills to be redeemed by the end of each calendar year. However, there is no such requirement regarding the end of quarter.

NOTE 7 – OTHER CURRENT ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Unverified input VAT	$1,493,970	$2,376,867
Staff advance	81,662	-

Total other current assets	$1,575,632	$2,376,867

As of September 30, 2012 and December 31, 2011, there was $1,493,970 and $2,376,867 unverified input VAT that represents input VAT amount that were pending verification through local tax bureau.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2012 and December 31, 2011, property, plant and equipment consisted of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
Plant and building	$8,069,881	$8,029,268
Machinery and equipment	20,982,760	20,839,312
Office furniture and equipment	9,202,043	9,058,075
Transportation equipment	182,996	182,075

Total property, plant and equipment	38,437,680	38,108,730
Less: accumulated depreciation	(18,137,487)	(15,594,072)

Total property, plant and equipment, net	$20,300,193	$22,514,658

Depreciation for the nine months ended September 30, 2012 and 2011 was $2,467,854 and $2,380,390, respectively. Depreciation for the three months ended September 30, 2012 and 2011 was $822,888 and $804,588, respectively.

NOTE 9 - RELATED PARTY BALANCE AND TRANSACTIONS

Due (to)/ from related parties

As of September 30, 2012 and December 31, 2011, due (to)/ from related parties was summarized as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Xingtai Longhai Steel Group Co., Ltd.	$(2,690,635)	$32,844,632

As of September 30, 2012 and December 31, 2011, the advance payments to Longhai Steel Group were $0 and $31,812,188, respectively. The remaining balance includes $1,195,612 received in advance and $1,603,266 on receivable from related party for sales of steel scrap, $297,546 and $365,876 on other receivables from related party, and offset by $1,792,569 and $936,698 on accrued expenses of facility rental to related party.

Related party transactions

Revenue

During the nine months ended September 30, 2012 and 2011, the Company sold scrap metal to Longhai Steel Group in the amount of $4,219,045 and $6,358,114, respectively. During the three months ended September 30, 2012 and 2011, the Company sold scrap metal to members of the Longhai Group in the amount of $1,057,131 and $2,861,763, respectively. These amounts are included in the Company’s income statement as revenue from related party.

Purchase of billet

During the nine months ended September 30, 2012 and 2011, the Company purchased $12,874,129 and $nil billet directly from Longhai Steel Group. The Company also made purchases from Longhai Steel Group through independent third party trading companies in the amount of $345,730,177 and $403,725,352 during nine months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012 and 2011, the Company purchased $nil and $nil directly from Longhai Steel Group. The Company also made purchases from Longhai Steel Group through independent third party trading companies in the amount of $86,103,218 and $139,428,211 during the three months ended September 30, 2012 and 2011, respectively.

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

Expenses

During the nine months ended September 30, 2012 and 2011, the Company purchased gas and other utilities from the Longhai Steel Group in the amount of $1,889,770 and $2,610,339, respectively. During the three months ended September 30, 2012 and 2011, the Company purchased gas and other utilities from the Longhai Group in the amount of $390,409 and $1,021,332, respectively.

In addition, the Longhai Steel Group rents office and workshop space to the Company. Rent expense for the nine months ended September 30, 2012 and 2011 was $1,688,479 and $404,042, respectively. Rent expense for the three months ended September 30, 2012 and 2011 was $564,500 and $389,243, respectively.

Short-term loan to related party

On June 30, 2011, the Company lent $3,817,500 or 25 million RMB to its related party, Longhai Steel Group for operational purposes. The term of the loan is two months and bears interest at 0.999% monthly rate. The loan has short term of two months and settled the balance within the time period noted here. By September 3, 2011, the related party had fully repaid the loan to the Company.

NOTE 10 – ADVANCE FROM CUSTOMERS

	September 30, 2012	December 31, 2011
	(Unaudited)
Advance from customers	$16,126,894	$19,269,063

Advance from customers represents amounts received for wire rods. The advances are applied against amounts due from customers as the wire rods are delivered.

NOTE 11 – ACCRUED LIABILITIES

As of September 30, 2012 and December 31, 2011, the accrued liabilities of the Company were summarized as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)
Accrued liabilities:
– payroll payable	$363,661	$263,856
– payable for equipment purchased	75,211	144,660
– loan due to 3rd party	553,228	144,660
– others	145,977	109,779
Total of accrued liabilities	$1,138,077	$518,295

NOTE 12 – LOAN FROM THRID PARTY

The Company borrowed funds from a third party vendor in 2011. The annual interest rate on the borrowing is 20% and is due on demand. The total outstanding borrowing balance was $0 and $3,625,069 as of September 30, 2012 and December 31, 2011 respectively. The interest expense incurred for the loan was $274,757 and $551,144 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 13 - INCOME TAX

Longhai is governed by the Income Tax Law of the PRC, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table summarizes the temporary differences which result in deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31,2011
	(Unaudited)
Current deferred tax assets:
Expenses deductible in next period	$90,915	$65,964
Total current deferred tax assets	90,915	65,964
Non-current deferred tax assets:
Depreciation of fixed assets	119,192	53,864
Total non-current deferred tax assets	119,192	53,864
Total deferred tax assets	$210,107	$119,828

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011:

	2012		2011
	(Unaudited)		(Unaudited)
US statutory rates	34.0%		34.0%
Tax rate difference	(9.0%	)	(9.0%	)
Non deductible expense	4.1%		0.6%
Tax per financial statements	29.1%		25.6%

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

Securities Purchase Agreement

On May 11, 2012, Longhai Steel Inc. entered into a securities purchase agreement (the “Securities Purchase Agreement ”) with certain accredited investors (the “ Investors ”) pursuant to which the Company agreed to sell to the Investors 1,600,000 units for $0.75 per unit, for total proceeds of $1.2 million. Each unit entitles the Investors to purchase one share of the Company’s common stock at $0.75 per share and a three-year warrant to purchase one-half of one share of common stock at the exercise price of $1.00 per share (the “ Warrants ”). The total shares issued to the Investors were 1,600,000 (the “ Shares ”), representing approximately 13.3% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement. 800,000 Warrants were issued as a result of the Securities Purchase Agreement, the fair value of the Warrants deducted the additional paid-in capital generated from issuance of the Shares. The closing of the transactions occurred on June 6, 2012 upon the fulfillment of closing conditions contained in the Securities Purchase Agreement.

The Company uses Black-Scholes option-pricing model to estimate the fair value of its warrants. The fair value of warrants was estimated on the date of grant. Valuation assumptions used in the Black-Scholes model for warrants issued include: (1) discount rate of 1.575% based on United States Treasury yield in effect at the time of the grant, (2) expected term of 3 years as the expiration date of the warrants, (3) expected volatility of 51.9%, and (4) zero expected dividend. The calculated fair value of the grant at grant date was $176,000. No warrants were exercised during the nine months ended September 30, 2012.

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

Stock award to officers

On April 14, 2012 the “Company” and Mr. Steve Ross, the Company’s Senior Vice President, entered into a restricted shares grant agreement (the “Restricted Shares Grant Agreement”) pursuant to which Mr. Ross was granted 290,000 shares of common stock, par value $0.001 (“Common Stock”) with such restricted stock vesting on April 14, 2012. Meanwhile, the option agreement, dated December 21, 2011, between the Company and Mr. Ross was cancelled. All the remaining fair value of the cancelled option of and the incremental fair value were recorded at the replacement date in April. The total compensation cost was the incremental cost of $26,427 plus the fair value of the cancelled award of $171,533. The calculated fair value was 0.5718 per share with a total of $171,533 using Black-Scholes option-pricing model. The incremental cost of the replacement award of $26,427 equals to the fair value of the new award over the fair value of the original awards at the cancellation date. Fair value of the new awards equal to the quoted market price of the stock on the replacement date, which is $1.2 each share with a total fair value of $348,000, and the fair value of the original awards at the replacement date was $1.072 each share with a total fair value of $321,573.

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

On July 15, 2011, the executive officer covered by this stock option agreement Dr. Kornotzki resigned as our CFO and director. He did not exercise any of his options within nine months after the resignation. The exercisable and vested options are considered expired and no longer exercisable. And none of the unvested stock option expense was recognized.

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

The fair value of options was estimated on the date of grant. The calculated fair value of the grant to executive officer at grant date was $171,533 and the calculated fair value of the grant to board directors in January 2012 at grant date was $21,367 using Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.486% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected term of 3 years according to the option plan, (3) expected volatility of 55.0%, and (4) zero expected dividends. The calculated fair value of the grant to board director in May 2012 at grant date was $11,100 using Black-Scholes option-pricing model. Valuation assumptions used in the Black-Scholes option-pricing model for options issued include (1) discount rate of 1.486% based upon China Sovereign Bonds yields in effect at the time of the grant, (2) expected term of 3 years based according to the option plan, (3) expected volatility of 55.1%, and (4) zero expected dividends.

During nine months period ended September 30, 2012 and 2011, the stock option expense plus the replacement award expenses recognized was $226,486 and $145,322 respectively. During three months period ended September 30, 2012 and 2011, the stock option expense recognized was $3,951 and $93, respectively.

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

Lease commitment

Longhai leases land, office building and a steel wire production facility from its related party, Longhai Steel Group, the Company’s related party. The lease of land and office building started from October 1, 2008, with no specific lease period, the annual rent is $29,986. The lease of steel wire production facility started from August 1, 2011, the term of the lease is 5 years with annual payment of $2,212,914.

Lease commitment for steel wire production facility is as follows:

Amount
Within 1 year	$2,212,914
1 year to 2 years	2,212,914
2 years to 3 years	2,212,914
3 years to 4 years	1,844,095

Total	$8,482,837

NOTE 17 - MAJOR CUSTOMERS AND MAJOR VENDORS

The Company generated 18% and 15.8% of its revenues from two customers for the nine months ended September 30, 2012 and 2011 respectively. The following table lists customers whose sales amount is above 10% of total sales.

	Nine Months Ended September 30,
	2012		2011
Sales to customer A	$63,118,350	16%	$71,909,130	18%

Sales to customer B	$7,270,852	2%	$75,416,990	18%

Longhai purchased all its steel billets directly or indirectly through vendors from Longhai Steel Group, a related party during the nine months ended September 2012 and 2011.

NOTE 18 – OTHER OPERATION EXPENSES

In the first quarter of 2012, the leased production line at Longhai PRC was temporarily closed for January and reopened in February because of insufficient customer demand and shortage of steel billet supply during Chinese New Year period. Again, in the third quarter of 2012, the line was shut down due to insufficient material supply. A total of $1,493,530 of manufacturing overhead expense was charged to other operation expenses.

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

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the Third quarter of 2012:

  Revenue: Revenue decreased $24.0 million, or 20.2%, to $94.8 million for the three months ended September 30, 2012, from $118. 8 million for the same period in 2011.

  Gross Profit: Gross profit decreased $1.1 million, or 37.9% to $1.8 million in the three months ended September 30, 2012 from $2.9 million in the same period in 2011.

  Net (Loss)/Income: Net income decreased $1.2 million, or 120.0%, to a net loss of $0.2 million for the three months ended September 30, 2012, from $1.0 million net income for the same period in 2011.

  Fully diluted earnings per share: Fully diluted earnings per share were $(0.02) and $0.10 for the three months ended September 30, 2012 and 2011, respectively.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011 (Unaudited)

The following table sets forth key components of our results of operations during the three month periods ended September 30, 2012 and 2011, both in dollars and as a percentage of our revenues:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$94,815,189		118,760,655
Cost of sales	(93,041,038)	98.1%	(115,899,850)	97.6%
Gross profit	1,774,151	1.9%	2,860,805	2.4%
General and administrative expenses	(610,521)	0.6%	(133,552)	0.1%
Other operation expenses	(993,193)	1.0%	-	0.0%
Impairment on inventory valuation	-	0.0%	(674,282)	0.6%
Income from operations	170,437	0.2%	2,052,971	1.7%
Other income and expense	(332,275)	0.4%	(747,970)	0.6%
Income /(Loss) before income tax	(161,838)	0.2%	1,305,001	1.1%
Income tax expense	(22,697)	0.0%	(325,853)	0.3%
Net income/(loss)	(184,535)	0.2%	979,148	0.8%
Other comprehensive income/(loss)	(119,447)	0.1%	468,874	0.4%
Comprehensive income/(loss)	$(303,982)	0.3%	1,448,022	1.2%

Net Revenues. Net revenues consist of revenue from the sale of steel wire and scrap metal. Roughly 99% of revenues are derived from wire. Our net revenues decreased to $94.8 million, or 20.2%, to 94.8 million in the three months ended September 30, 2012 from $118.8 million in the same period in 2011. The decrease was primarily attributable to a 27.4% decrease in average wire prices. The sales volume increased from 181,220 MT to 198,864 MT, representing a period over period increase of 9.7% . However, the sales volume increase was not enough to offset the decrease in average wire prices. Due to intensified competition as a result of increased number of government sponsored steel production facilities and nationwide policy restricting house purchasing which reduces demand on building materials including steel, the entire market for steel in China turns down and the wire prices decreased significantly over the year.

Cost of Sales. Our cost of revenue includes direct costs to manufacture our products, including the cost of raw materials, labor, overhead, energy cost, handling charges, and other expenses associated with the manufacture and delivery of products. Our cost of sales decreased $22.9 million, or 19.8%, to $93.0 million in the three months ended September 30, 2012, from $115.9 million in the same period in 2011. The cost of sales as a percentage of revenues increased from 97.6% to 98.1% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. The decrease was generally in line with the decrease in our sales revenue. Cost of goods sold per ton of wire sold decreased by 27.5 % period over period, mainly was a result of decreased billet price. The average billet price decreased from RMB3,733 per ton in the three months ended September 2011 to RMB 2,736 per ton in the same period of 2012, representing a 26.7% decrease, which explains the decrease in cost of sales.

Gross Profit and Gross Margin. Our gross profit decreased $1.1 million, or 37.9% to $1.8 million in the period ended September 30, 2012 from $2.9 million in the same period in 2011. Gross margin decreased from 2.4% for the three months ended September 30, 2011 to 1.9% for the three months ended September 30, 2012. The decrease in gross margin was primarily due to the narrowing of the spread between billet purchase prices and wire sales prices. As billet purchase price decreased by 26.7%, while wire sales price decreased by 27.4%, resulting in less gross margin.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits for our staff, professional and advisory fees and other expenses incurred in connection with general corporate purposes. Our general and administrative expenses increased $0.5 million to $0.6 million in the three months ended September 30, 2012 from $0.1 million in the same period in 2011. The increase was due to increased salary levels and new executive employed and stock option expenses to officers and an independent board director. Also, during the three months ended September 30, 2012, we incurred more capital market related expenses.

Other Operation expenses. In the third quarter of 2012, the leased production line was shut down due to insufficient material supply. When the leased facility was closed, we still incurred various manufacturing overhead expense such as leasing expense, workers compensation and other maintenance costs. A total of $993,193 of manufacturing overhead expense was charged to other operation expenses.

Income/(Loss) Before Income Taxes. Our loss before income taxes was $0.2 million in the three months ended September 30, 2012 and our income before income tax was 1.3 million in the same period in 2011. This change was due to a decrease in our gross profit and an increase in our general and administrative expenses as discussed above.

Income Tax. Income tax decreased to $0.02 million in the three months ended September 30, 2012 from $0.3 million in the same period in 2011 as we had lower taxable income.

Net Income/(Loss). In the quarter ended September 30, 2012, we incurred a net loss of $0.2 million, compared to net income of $1.0 million in the same period in 2011. This change was primarily attributable to the factors discussed above.

Comparison of Nine months Ended September 30, 2012 and September 30, 2011 (Unaudited)

	Nine months Ended		Nine months Ended
	September 30, 2012		September 30, 2011
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues	$391,077,808		410,775,293
Cost of sales	(378,987,459))	96.9%	(400,408,290)	97.5%
Gross profit	12,090,349	3.1%	10,367,003	2.5%
General and administrative expenses	(2,118,953)	0.5%	(1,243,942)	0.3%
Selling expense	(400,741)	0.1%	(5,599)	0.0%
Impairment on inventory valuation	-	0.0%	(674,282)	0.2%
Other operation expense	(1,493,530)	0.4%	-	0.0%
Income from operations	8,077,125	2.1%	8,443,180	2.1%
Other income and expense	(1,201,927)	0.3%	(2,154,988)	0.5%
Income before income tax	6,875,198	1.8%	6,288,192	1.5%
Income tax expense	(1,997,573)	0.5%	(1,608,807)	0.4%
Net income	4,877,625	1.2%	4,679,385	1.1%
Other comprehensive income	282,078	0.1%	1,536,979	0.4%
Comprehensive income	$5,160,423	1.3%	6,216,364	1.5%

Net Revenues. Our net revenues decreased $19.7 million, or 4.8%, to $391.1 million in the nine months ended September 30, 2012 from $410.8 million in the same period in 2011. The decrease was primarily attributable to a 17.0% decrease in average wire prices. The sales volume increased from 660,047 MT to 736,876 MT, representing a period over period increase of 11.6% . However, the sales volume increase was not enough to offset the decrease in average wire prices. Due to intensified competition as a result of increased number of government sponsored steel production facilities and nationwide policy restricting house purchasing which reduces demand on building materials including steel, the entire market for steel in China turns down and the wire prices have decreased significantly over the year.

Cost of Sales. Our cost of sales decreased $21.4 million, or 5.3%, to $379.0 million in the nine months ended September 30, 2012, from $400.4 million in the same period in 2011. The cost of sales as a percentage of revenues decreased from 97.5% to 96.9% between the periods. Our cost of sales is largely dictated by fluctuations in steel billet prices as billet typically represents more than 95% of our cost of goods sold. Cost of goods sold per ton of wire sold decreased by 17.7% period over period, mainly was a result of decreased billet price. The average billet price decreased from RMB 3,669 per ton in the nine months ended September 2011 to RMB 3,008 per ton in the same period of 2012, representing a 18.0% decrease, which explains the decrease in cost of sales.

Gross Profit and Gross Margin. Our gross profit increased $1.7 million to $12.1 million in the nine months ended September 30, 2012 from $10.4 million in the same period in 2011. Gross margin improved from 2.5% for the nine months ended September 30, 2011 to 3.1% for the nine months ended September 30, 2012. The increase in gross margin was primarily due to the increase of the spread between billet purchase prices and wire sales price. As billet purchase price decreased by 18.0% , while wire sales price only decreased by 17%, resulting in an improved gross margin.

General and administrative expenses. Our general and administrative expenses increased $0.9 million to $2.1 million in the nine months ended September 30, 2012, from $1.2 million in the same period in 2011. The increase was due to increased salary levels and new executive employed and stock option expenses issued to officers and independent directors. Also, during the nine months ended September 30, 2012, we incurred more capital market related expenses.

Selling expenses. Our selling expenses increased approximately $0.4 million to $0.4 million in the nine months ended September 30, 2012, from $5,599 in the same period in 2011. The increase was primarily due to transportation cost incurred when we enter new markets in Hubei Province in China. When we opened up the Hubei market, we assumed the transportation costs to ship our products to customers over there.

Other Operation expenses. In the first quarter of 2012, the leased new production line at Longhai was temporarily closed because of insufficient customer demand and a shortage of steel billet supply. When the leased facility was closed, we still incurred various manufacturing overhead expense such as leasing expense, workers compensation and other maintenance costs. A total of $1,493,530 of manufacturing overhead expense was charged to other operation expenses.

Income Before Income Taxes. Our income before income taxes increased to $6.9 million in the nine months ended September 30, 2012 from $6.3 million in the same period in 2011. This increase was due to an increase in our gross profit partially offset by the increase in our operating expenses as discussed above. In addition, we experienced lower interest expenses in association with decreased use of bank acceptance bills.

Income Tax. Income tax increased to $2.0 million in the nine months ended September 30, 2012 from $1.6 million in the same period in 2011 as we had higher taxable income.

Net Income. In the nine months ended September 30, 2012, we generated net income of $4.9 million, compared to $4.7 million in the same period in 2011. This increase was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $943,903, consisting primarily of cash on hand, demand deposits.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flows
	Nine months Ended
	September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(2,946,876)	4,254,042
Net cash used in investing activities	(77,334)	(719,926)
Net cash provided by (used in) financing activities	1,200,000	(2,466,020)
Effect of exchange rate changes on cash	2,960	31,733

Net increase (decrease) in cash and cash equivalents	(1,821,250)	1,099,829
Cash and cash equivalents, beginning balance	2,765,153	293,445
Cash and cash equivalents, ending balance	943,903	1,393,274

Operating activities

Net cash used in operating activities was $2.9 million for the period ended September 30, 2012, as compared to net cash provided by operating activities of $4.3 million for the same period in 2011.

The decrease was mainly attributable the following factors:

  Advances to suppliers in the nine months ended September 30, 2012 increased $48.0 million as compared to the same period in 2011.
  Due to related party increased $34.2 million.
  Inventory increased $21.9 million.
  Advance from customer increased $18.7 million.

The changes of advance to suppliers and due to related party were caused by the following changes: 1) The Company started to purchase billets from third party trading companies instead of purchasing from the related party. Funds advanced to the related party was repaid and the Company turned the advance payment to the trading companies, and 2) In August 2011, we leased a new facility with annual capacity of 600,000 MT from Longhai Steel Group, at annual cost of $2.2 million. That new facility will increase our production capacity by approximately 60%, which also requires larger amount of advance to suppliers. Advance to suppliers will remain at a higher level if our production operates at its increased capacity. Once we ramp up our production at such increased volume, we do not expect significant impact on our liquidity.

Investing activities

Net cash used in investing activities for the period ended September 30, 2012 was $0.1 million, compared to net cash used in investing activities of $0.7 million during the same period of 2011. This decrease in cash used in investing activities was mainly because there was $0.1 million paid in the nine months ended September 30, 2012 for fixed assets purchased, compared with $0.6 million paid for fixed assets purchased during the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2012 was $1.2 million, as compared to net cash used in financing activities of $2.5 million during the same period in 2011. The increase was primarily attributable to the gross proceeds of $1.2 million in the June 2012 private placement and a loan received and payment of $4.7 million in the nine months ended September 30, 2012. We also borrowed funds from a third party vendor in 2011. The annual interest rate on the borrowing in 2011 is 20% and is due on demand. The total outstanding borrowing balance was $nil and $3.6 million as of September 30, 2012 and December 31, 2011 respectively. We do not anticipate utilizing this type of funding in the future.

We believe that our cash on hand and cash flows from operations will meet our present cash needs, but we may require additional cash resources to implement our expansion through the acquisition of additional facilities. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects..

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. We normally set our gross margin at fixed number regardless the price of our material. That is the spread between steel wire and steel billet. Even though steel billet and wire prices have been moving up and down as much as 30% since 2010, we still maintain the similar range of gross margins per metric ton during the same period. However, our management will closely monitor price changes in the steel industry and continually maintain effective cost control in operations.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Longhai Steel Inc. and its 100%-owned subsidiary Kalington and variable interest entity (“VIE”) Longhai as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011. All significant inter-company accounts and transactions were eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

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

Impairment of Long-Lived Assets

We account for impairment of property and equipment and amortizable intangible assets in accordance with ASC 360, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. There was no impairment of long-lived assets for the period ended September 30, 2012 or the period ended September 30, 2011.

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

ASC 220 defines comprehensive income as comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities. Our other comprehensive income decreased from the effect of foreign currency translation adjustments were $42,747 and $779,449 for nine months ended September 30, 2012 and September 30, 2011, and $402,245 and $1,068,105 for three months ended September 30,2012 and September 30,2011respectively and are included in the consolidated statement of operation and comprehensive income.

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

Transactions denominated in currencies other than the functional currency are translated into the functional currency. The resulting exchange differences are included in the determination of net income of the unaudited condensed consolidated financial statements for the respective periods.

The balance sheet amounts at September 30, 2012, with the exception of shareholders’ equity, were translated at the exchange rate of 6.3265 RMB to the U.S. $1.00 compared to the exchange rate of 6.3585 RMB to the U.S. $1.00 at December 31, 2011. The equity accounts were stated at their historical exchange rates. The average translation rates applied to the income and cash flow statement amounts for the nine months ended September 30, 2012 and 2011 was 6.3180 RMB and RMB 6.4893 to the U.S. $1.00, respectively.

Translation adjustments resulting from this process are included in "accumulated other comprehensive income" in the consolidated statement of stockholders’ equity and were $4,402,694 and $4,119,896 as of September 30, 2012 and December 31, 2011, respectively.

Foreign Currency Exchange Rates

All of our revenues are collected in and substantially all of our expenses are paid in Chinese RMB. We face foreign currency rate translation risks when our results are translated to U.S. dollars. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese RMB was relatively stable against the U.S. dollar at approximately 8.28 RMB to the $1.00 U.S. dollar until July 21, 2005 when the Chinese currency regime was altered resulting in a 2.1% revaluation versus the U.S. dollar. This move initially had the effect of pegging the exchange rate of the RMB at 8.11 RMB per U.S. dollar. Now the RMB exchange rate is no longer linked to the U.S. dollar but rather to a basket of currencies with a 0.3% margin of fluctuation resulting in further appreciation of the RMB against the U.S. dollar. Since September 30, 2009, the exchange rate had remained stable at 6.8307 RMB to 1.00 U.S. dollar until September 30, 2010 when the Chinese Central Bank allowed a further appreciation of the RMB by 0.43% to 6.798 RMB to 1.00 U.S. dollar. On September 30, 2012, the RMB traded at 6.3265 to the U.S. dollar. There remains international pressure on the Chinese government to adopt an even more flexible currency policy and the exchange rate of RMB is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of RMB in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are denominated in RMB, and (ii) the payment of dividends, if any, will be in U.S. dollars, any decrease in the value of the RMB against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, Mr. Chaojun Wang, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon, and as of the date of this evaluation, Mr. Wang, determined that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

No repurchases of our common stock were made during the third quarter of 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In the third quarter of 2012, the leased production line was shut down due to insufficient material supply. The production line has an annual capacity of 600,000 MT.

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

Date: November 14, 2012	LONGHAI STEEL INC.

	By:	/s/ Chaojun Wang
Chaojun Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Chaojun Wang
Chaojun Wang, Interim Chief Financial Officer
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